Form 10-Q
period 1994-03-31
CHARTER BANCSHARES INC
filed 1994-05-13
CIK 718607

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q
(MARK ONE)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended   MARCH 31, 1994

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from               to

                      Commission File Number  :  0-13496

                            CHARTER BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

            TEXAS                                 74-1967164
(State or other jurisdiction of         (IRS employer identification number)
incorporation or organization)

2600 CITADEL PLAZA DRIVE, SUITE 600, HOUSTON, TEXAS  77008
(Address of principal executive offices)

Registrant's telephone number, including area code:  (713) 692-6121

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 ("Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes   X         No

The number of shares outstanding of each class of the registrant's capital stock as of March 31, 1994:

CLASS OF STOCK                                    SHARES OUTSTANDING

COMMON STOCK, PAR VALUE $1.00                           5,498,554
CLASS B SPECIAL COMMON STOCK, PAR VALUE $1.00             199,301
PREFERRED STOCK, $50.00 PAR VALUE, 8% PER ANNUM            14,201

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
CHARTER BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                                                          MARCH 31,     December 31,
====================================================================================================
ASSETS                                                                      1994             1993
- - ----------------------------------------------------------------------------------------------------
                                                                                (in thousands)
Cash and due from banks                                                  $ 37,070           $ 32,745
Federal funds sold and securities purchased under
  agreements to resell                                                     21,710             39,617
Interest-bearing deposits in financial institutions                            --                  3
Trading account assets                                                     10,297                 --
Securities held for investment (market value of $187,703,000 at March 31,
 1994, and $141,101,000 at December 31, 1993, respectively)               189,850            139,797
Securities available for sale (market value of $124,766,000 at March 31,
1994, and $145,581,000 at December 31, 1993)                              124,766            143,932
- - ----------------------------------------------------------------------------------------------------
Loans                                                                     252,923            290,674
  Less: Allowance for credit losses (Note 2)                                4,367              4,616
- - ----------------------------------------------------------------------------------------------------
   Loans, Net                                                             248,556            286,058
- - ----------------------------------------------------------------------------------------------------
Premises and equipment                                                     12,903             13,006
Accrued interest receivable                                                 3,704              3,687
Other real estate, net (Note 3)                                             2,016              2,178
Intangibles assets, net                                                     2,200              2,220
Other assets                                                                5,928              3,853
- - ----------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                             $659,000           $667,096
====================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
- - ----------------------------------------------------------------------------------------------------
Liabilities:
   Deposits:
      Non-interest-bearing demand                                        $169,248           $173,862
      Savings                                                              36,627             35,356
      Interest-bearing demand                                              95,613             98,982
      Money market savings                                                111,549            107,665
      Time over $100,000                                                   58,474             60,182
      Time under $100,000                                                 106,890            112,707
- - ----------------------------------------------------------------------------------------------------
        Total Deposits                                                    578,401            588,754
- - ----------------------------------------------------------------------------------------------------
   Securities sold under agreements to repurchase                          14,921             12,941
   Accrued interest payable                                                 1,044                979
   Other liabilities                                                        5,352              4,843
   Long-term debt (Note 10)                                                12,550             13,550
   Mandatory convertible subordinated debentures                               --                  2
- - ----------------------------------------------------------------------------------------------------
           Total Liabilities                                              612,268            621,324
- - ----------------------------------------------------------------------------------------------------
Shareholders' Equity (Notes 5 and 6):
   Preferred stock (400,000 shares authorized;
     issued:  1994 and 1993 - 14,204 shares)                                  710                710
   Common stock (12,000,000 shares authorized;
     issued:  1994 - 5,660,722 shares; 1993 - 5,642,682 shares)             5,661              5,643
   Class B special common stock (200,000 shares authorized;
     issued:  1994 - 199,301 shares; 1993 - 199,282 shares)                   199                199
   Series C special common stock (50,000 shares authorized;
     issued:  1994 and 1993 - 44,915 shares)                                   45                 45
   Capital surplus                                                         31,406             31,159
   Retained earnings                                                        9,874              8,749
   Unrealized appreciation (depreciation) on securities available for
     sale (Note 8)                                                          (425)                 --
   Treasury stock at cost (1994 - 162,168 shares common and 3 preferred;
     1993 - 161,529 shares common and 3 preferred)                          (738)               (733)
- - ----------------------------------------------------------------------------------------------------
        Total Shareholders' Equity                                         46,732             45,772
- - ----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $659,000           $667,096
====================================================================================================
The accompanying notes are an integral part of the consolidated financial statements.

CHARTER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                                                 Three Months Ended March 31,
==============================================================================
     1994 1993
- - ------------------------------------------------------------------------------
Interest Income:                       (in thousands, except per share amounts)
   Loans, including fees                              $ 5,044          $ 4,359
   Securities:
     Taxable                                            3,866            3,827
     Non-taxable                                            6                2
   Trading account assets                                  29              131
   Federal funds sold                                     272              271
   Securities purchased under agreements to resell         29                7
   Interest-bearing deposits                               --                5
- - ------------------------------------------------------------------------------
     Total Interest Income                              9,246            8,602
- - ------------------------------------------------------------------------------
Interest Expense:
  Deposits:
   Interest-bearing demand                                422              629
   Savings                                                227              151
   Money market savings                                   719              668
   Time over $100,000                                     502              565
   Time under $100,000                                    924              955
  Securities sold under agreements to repurchase           92               90
  Long-term debt                                          274              165
- - ------------------------------------------------------------------------------
   Total Interest Expense                               3,160            3,223
- - ------------------------------------------------------------------------------
Net interest income                                     6,086            5,379
Provision for credit losses (Note 2)                       67              285
- - ------------------------------------------------------------------------------
   Net Interest Income After Provision
     for Credit Losses                                  6,019            5,094
- - ------------------------------------------------------------------------------
Non-Interest Income:
   Service charges on deposit accounts                  1,323            1,182
   Trust fees                                             215               89
   Trading account profits                                  1               --
   Securities gains                                         6              181
   Other                                                  585              419
- - ------------------------------------------------------------------------------
   Total Non-Interest Income                            2,130            1,871
- - ------------------------------------------------------------------------------
Non-Interest Expense:
   Salaries and employee benefits                       3,058            2,717
   Net premises and equipment expenses                    950              786
   Advertising                                            198              143
   Data processing                                        322              275
   Legal fees                                             218              113
   Losses and carrying costs of other real estate
    (Note 3)                                               55            1,146
   Deposit insurance premiums                             319              306
   Amortization of core deposit intangibles                20              112
   Other                                                  749            1,001
- - ------------------------------------------------------------------------------
     Total Non-Interest Expense                         5,889            6,599
- - ------------------------------------------------------------------------------
Earnings before income taxes                            2,260              366
   Income tax expense                                     757              164
- - ------------------------------------------------------------------------------
Earnings before effect of change in accounting
 principle                                              1,503              202
   Cumulative effect on prior years of a change
    in accounting for income taxes (Note 4)                --            2,950
- - ------------------------------------------------------------------------------
    NET EARNINGS                                      $ 1,503          $ 3,152
==============================================================================
Earnings per common share (Note 6):
   Primary earnings before change in accounting
    principle                                          $ 0.26           $ 0.02
   Fully diluted earnings before change in
    accounting principle                                 0.26             0.02
   Cumulative effect of change in accounting
    for income taxes                                       --             0.52
   Primary                                               0.26             0.54
   Fully diluted                                         0.26             0.54
- - ------------------------------------------------------------------------------
Weighted Average Shares Outstanding:
   Primary                                          5,725,544        5,725,227
   Fully diluted                                    5,742,770        5,742,647
==============================================================================
The accompanying notes are an integral part of the consolidated financial statements.

CHARTER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                              THREE MONTHS ENDED   Year Ended
==============================================================================
                                                      MARCH 31,   December 31,
                                                        1994        1993
- - ------------------------------------------------------------------------------
                                                           (in thousands)
- - ------------------------------------------------------------------------------
Preferred stock, ($50.00 par value)
  Balance at beginning of year                         $   710         $   710
- - ------------------------------------------------------------------------------
    Balance at end of period (14,204 shares issued
    and 14,201 shares outstanding)                         710             710
- - ------------------------------------------------------------------------------
Common stock ($1.00 par value)
  Balance at beginning of year                           5,643           5,374
  Stock dividend (268,472 shares in 1993)                   --             269
  Conversion of debentures (18,040 shares in 1994 and
    123 shares in 1993)                                     18              --
- - ------------------------------------------------------------------------------
    Balance at end of period (5,660,722 shares
    issued and 5,498,554 shares outstanding)             5,661           5,643
- - ------------------------------------------------------------------------------
Class B special common stock ($1.00 par value)
  Balance at beginning of year                             199             190
  Conversion of debentures (19 shares in 1994)              --              --
  Stock dividend (9,484 in 1993)                            --               9
- - ------------------------------------------------------------------------------
    Balance at end of period (199,301 shares
     issued and outstanding)                               199             199
- - ------------------------------------------------------------------------------
Series C special common stock ($1.00 par value)
  Balance at beginning of year                              45              43
  Stock dividend - common stock (2,138 shares in 1993)      --               2
- - ------------------------------------------------------------------------------
    Balance at end of period (44,915 shares
     issued and outstanding)                                45              45
- - ------------------------------------------------------------------------------
Capital surplus
  Balance at beginning of year                          31,159          27,726
  Conversion of debentures                                 247               2
  Stock dividend - common stock                             --           3,431
- - ------------------------------------------------------------------------------
    Balance at end of period                            31,406          31,159
- - ------------------------------------------------------------------------------
Retained earnings
  Balance at beginning of year                           8,749           5,326
  Cash dividends - preferred stock                         (28)            (57)
  Cash dividend - common stock                            (350)         (1,015)
  Stock dividend - common stock                             --          (3,711)
  Net earnings                                           1,503           8,206
- - ------------------------------------------------------------------------------
    Balance at end of period                             9,874           8,749
- - ------------------------------------------------------------------------------
Unrealized appreciation (depreciation) on
  securities available for sale                           (425)             --
- - ------------------------------------------------------------------------------
Treasury stock
  Balance at beginning of period                          (733)           (733)
  Treasury stock acquired through conversion
    of debentures (639 shares in 1994)                      (5)             --
- - ------------------------------------------------------------------------------
    Balance at end of period (162,168 shares common
     and 3 shares preferred)                              (738)           (733)
- - ------------------------------------------------------------------------------
Total Shareholders' Equity (Notes 5 and 6)            $ 46,732        $ 45,772
==============================================================================
The accompanying notes are an integral part of the consolidated financial statements.

CHARTER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                  Three Months Ended March 31,
=============================================================================================
                                                                         1994          1993
- - ---------------------------------------------------------------------------------------------
                                                                           (in thousands)
Cash flows from operating activities:
  Net earnings                                                         $ 1,503        $ 3,152
  Adjustments to reconcile net earnings to net cash
      provided by operating activities:
    Depreciation and amortization                                          449            304
    Amortization of core deposit intangibles                                20            112
    Net amortization of premiums and
      discounts on securities                                              951            858
    Provision for credit losses                                             67            285
    Provision for other real estate losses                                  --          1,061
    Net gain on sales of securities                                         (6)          (211)
    Writedown of securities                                                 --             30
    Net trading account activity                                       (10,297)            --
    Net gain on sales of fixed assets, other real
      estate and collateral acquired                                        (6)            (7)
    Net increase in other assets and interest receivable                  (587)          (498)
    Net decrease in other liabilities and interest payable              (1,549)          (113)
    Net (increase) decrease in deferred tax asset                          749         (3,144)
- - ---------------------------------------------------------------------------------------------
    Increase (decrease) in outstanding expense and interest checks         134            (16)
      Total Adjustments                                                (10,075)        (1,339)
- - ---------------------------------------------------------------------------------------------
       Net Cash Provided by (Used in) Operating Activities              (8,572)         1,813
- - ---------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Net decrease in interest-bearing deposits                                3            490
    Proceeds from sales of securities                                    6,043          3,249
    Proceeds from maturities and prepayments of securities              32,120         34,530
    Purchase of securities                                             (70,659)       (37,882)
    Net decrease in loans                                               37,514         20,191
    Capital expenditures                                                  (361)          (188)
    Proceeds from sales of other real estate                               215             77
- - ---------------------------------------------------------------------------------------------
       Net Cash Provided by (Used in) Investing Activities               4,875         20,467
- - ---------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Net decrease in non-interest-bearing, demand,
      savings, interest-bearing demand and money market accounts        (2,962)       (21,928)
    Net decrease in certificate of deposits                             (7,525)       (14,197)
    Net increase (decrease) in securities sold under agreements
     to repurchase                                                       1,980         (7,319)
    Payment of long term debt                                           (1,000)            --
    Payment of common dividends                                           (350)          (167)
- - ---------------------------------------------------------------------------------------------
    Payment of preferred dividends                                         (28)           (28)
       Net Cash Provided by (Used in) Financing Activities              (9,885)       (43,639)
Net Increase (Decrease) in Cash and Cash Equivalents                   (13,582)       (21,359)
- - ---------------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of Period                        72,362         81,603
- - ---------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 58,780       $ 60,244
=============================================================================================
SUPPLEMENTAL DISCLOSURE:
  Interest paid                                                       $  3,095       $  3,408
  Taxes paid                                                                20             90
=============================================================================================
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Other real estate and collateral acquired                           $    205       $    381
  Loans made to finance sales of other real estate                          --             10
=============================================================================================
The accompanying notes are an integral part of the consolidated financial statements.

CHARTER BANCSHARES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 - BASIS OF PRESENTATION

   The accounting and reporting policies of Charter Bancshares, Inc. ("Charter" or "the Company") conform to generally accepted accounting principles and to general practices within the banking industry. The accompanying consolidated financial statements include the accounts of Charter and its subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation. Certain amounts have been reclassified in the accompanying consolidated financial statements from those previously reported for the quarter ended March 31, 1993 to conform to current year financial statement classifications.

   The accompanying consolidated financial statements were not audited by independent certified public accountants, but in the opinion of management reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of same.

NOTE 2 - ALLOWANCE FOR CREDIT LOSSES

   The following table is an analysis of the activity in the allowance for credit losses for the three months ended March 31, 1994 and 1993:

                                                     1994            1993
==========================================================================
                                             (in thousands)

Balance at beginning of period                     $ 4,616         $ 3,792
Provision charged to operating expenses                 67             285
Loans charged off                                     (501)           (287)
Less recoveries on loans previously charged off        185              47
- - --------------------------------------------------------------------------
Net loan charge-offs                                  (316)           (240)
- - --------------------------------------------------------------------------
Balance at end of period                           $ 4,367         $ 3,837
==========================================================================

NOTE 3 - ALLOWANCE FOR OTHER REAL ESTATE LOSSES

   Other real estate ("ORE") is reflected on the consolidated balance sheets net of an allowance for anticipated losses on other real estate. The following table is an analysis of activity in the allowance for anticipated losses on other real estate for the three months ended March 31, 1994 and 1993:

                                                      1994            1993
==========================================================================
                                                        (in thousands)

Balance at beginning of period                     $ 2,418         $ 3,569
Provision charged to operating expenses                 --           1,061
Reductions                                             (32)             --
- - --------------------------------------------------------------------------
Balance at end of period                           $ 2,386         $ 4,630
==========================================================================

NOTE 4 - INCOME TAXES

   The Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," was adopted by Charter effective January 1, 1993. This new standard provides for a deferred tax asset to be recognized for the estimated future tax effects attributable to temporary differences and carryforwards. The adoption of SFAS No. 109 has been reported as the effect of a change in accounting principle. Management determined that a net deferred tax asset of approximately $2,950,000 should be recognized as of January 1, 1993.

NOTE 5 - DIVIDENDS

   Charter's board of directors declared cash dividends totalling $378,000 and $195,000 that were respectively paid March 31, 1994 and 1993 to shareholders of common and preferred stock. $28,000 was paid to holders of the initial series preferred stock and the remainder was paid on the common stock.

NOTE 6 - EARNINGS PER COMMON SHARE

   Earnings per common share are computed as follows:

                                              Three Months Ended March 31,
==========================================================================
                                                     1994             1993
- - --------------------------------------------------------------------------
                                  (in thousands, except per share amounts)

Earnings before cumulative effect of a change in   $ 1,503        $    202
  accounting principle
Cumulative effect on prior years of a change in
  accounting for income taxes                           --           2,950
- - --------------------------------------------------------------------------
Net earnings                                         1,503           3,152
- - --------------------------------------------------------------------------
Less preferred dividend requirements                    28              28
- - --------------------------------------------------------------------------
Primary earnings applicable to common
  shareholders                                       1,475           3,124
Interest expense on debentures                           5               5
- - --------------------------------------------------------------------------
Fully diluted earnings applicable to common
  shareholders                                     $ 1,480         $ 3,129
==========================================================================
Primary earnings per common share:
  Earnings before cumulative effect of a change in
    accounting principle                           $  0.26        $   0.02
  Cumulative effect of a change in accounting for
    income taxes                                        --            0.52
- - --------------------------------------------------------------------------
  Net earnings                                     $  0.26        $   0.54
==========================================================================
Fully diluted earnings per common share:
  Earnings before cumulative effect of a change in
    accounting principle                           $  0.26        $   0.02
  Cumulative effect of a change in accounting for
    income taxes                                        --            0.52
- - --------------------------------------------------------------------------
  Net earnings                                     $  0.26        $   0.54
==========================================================================
Weighted average common shares outstanding:
  Primary                                        5,725,544       5,725,227
  Fully diluted                                  5,742,770       5,742,647
==========================================================================

   Primary earnings per share amounts are computed by dividing net earnings less current period preferred dividends by the weighted average number of common shares outstanding during the period. Fully diluted earnings per share amounts are similarly computed but include the pro forma effect from conversion of Charter's other potentially dilutive securities.

NOTE 7 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

   Fair values were estimated by management as of March 31, 1994 which required the exercise of considerable judgment. Accordingly, the estimates presented herein are not necessarily indicative of the amounts Charter could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated values presented.

   The estimated fair values of Charter's financial instruments were as follows:

                                            MARCH 31,          December 31,
================================================================================
                                              1994                  1993
- - --------------------------------------------------------------------------------
                                       CARRYING     FAIR      Carrying    Fair
                                        AMOUNT      VALUE      Amount     Value
Financial Assets:

  Cash and short-term investments       $ 58,780  $ 58,780   $ 72,365  $ 72,365
  Securities                             314,616   312,469    283,729   286,682
  Loans                                  252,923   254,516    290,674   292,602
Less:  allowance for credit losses        (4,367)   (4,367)    (4,616)   (4,616)
- - --------------------------------------------------------------------------------
    Loans, net                          $248,556  $250,149   $286,058  $287,986
- - --------------------------------------------------------------------------------

Financial Liabilities:

  Deposits                              $578,401  $579,404   $588,754  $589,794
  Securities sold under agreements
  to repurchase                           14,921     14,921    12,941    12,941
  Long-term debt and debentures           12,550    10,955     13,550    12,133

Unrecognized financial instruments:

  Commitments to extend credit          $ 40,562  $ 40,562   $ 41,371  $ 41,371
  Standby letters of credit                8,313     8,313      4,165     4,165
===============================================================================
NOTE 8 - SECURITIES

   SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," was adopted by Charter effective January 1, 1994. Under the new rules, debt securities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that the Company does not have the positive intent and ability to hold to maturity and all marketable equity securities are classified as available-for-sale or trading and carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a separate component of shareholders' equity. Unrealized holding gains and losses on securities classified as trading are reported in earnings.

   Presently, the Company classifies $124,766,000 of its debt securities as available for sale and carries them at fair value. Application of the new rules resulted in an estimated decrease of approximately $425,000 in shareholders' equity as of March 31, 1994, representing the recognition in shareholders' equity of unrealized appreciation, net of taxes, for the Company's investment in debt and equity securities determined to be available-for-sale.

NOTE 9 - ACQUISITIONS

   On April 8, 1994, Charter consummated the acquisition of certain assets and liabilities that comprise an aggregate of four branches which are located in Fiesta Mart supermarkets in the Houston, Harris County area. These Fiesta Mart branches had total deposits in excess of $20 million at April 8, 1994. The purchase price for the Fiesta Mart branches was equal to the net book value of the acquired assets less the assumed liabilities, plus a premium of $775,000.

   On April 27, 1994, Charter consummated the acquisition of certain assets and liabilities of Capital Standard Mortgage, Inc. ("Capital Standard"). Capital Standard has become a 90-percent owned subsidiary of Charter National Bank - Houston. The remaining 10-percent of Capital Standard's stock is owned by principals of Capital Standard. Capital Standard presently operates mortgage production offices in Houston, Austin, Dallas, Plano and Arlington. The servicing portfolio totals approximately $126 million and loans in the pipeline total approximately $80 million; both the servicing portfolio and the pipeline are comprised of relatively low rate mortgages with a weighted average coupon of approximately 7.5%, which should be resistant to accelerated prepayments.

   Each of these acquisitions do not have an immediate material impact on the consolidated financial position of Charter. However, these acquisitions provide Charter with an access to new markets, an increase in potential revenues and, with the addition of the mortgage company, an ability to offer a wider range of mortgage-related products and services.

NOTE 10 - LONG TERM DEBT

   At March 31, 1994, Charter Venture Group, Inc. elected to prepay its $1,000,000 subordinated debenture guaranteed by the Small Business Administration because management did not anticipate an alternative use of such funds prior to the scheduled maturity of December 1, 1994.

   Charter issued a $2,500,000 subordinated debenture in April, 1994 in connection with the purchase of the Fiesta Mart branches. The subordinated debenture matures April 8, 2006 and bears interest at a fixed rate of 8.11% per annum, payable semi-annually.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(A) ANALYSIS OF RESULTS OF OPERATIONS

CONDENSED STATEMENTS OF OPERATIONS

  The following is a comparison of Charter's condensed statements of operations for the three-month periods ended March 31, 1994 and 1993:

                                          Three Months Ended
                                                March 31,    Increase
                                              1994    1993  (Decrease)
=======================================================================
                                            (in thousands)

Interest income                           $ 9,246    $ 8,602    $  644
Interest expense                            3,160      3,223       (63)
- - -----------------------------------------------------------------------
  Net interest income                       6,086      5,379       707
Provision for credit losses                    67        285      (218)
Non-interest income                         2,130      1,871       259
Non-interest expense                        5,889      6,599      (710)
- - -----------------------------------------------------------------------
Earnings before income taxes                2,260        366     1,894
  Income tax expense                          757        164       593
- - -----------------------------------------------------------------------
Earnings before effect of change in
  accounting principle                      1,503        202     1,301
  Cumulative effect on prior years of
    a change in accounting for income
    taxes                                      --      2,950    (2,950)
- - -----------------------------------------------------------------------
    NET EARNINGS                          $ 1,503  $   3,152  $ (1,649)
=======================================================================


    Earnings before income taxes increased $1.9 million for the first quarter 1994 as compared to the first quarter of 1993 primarily due to a $1.1 million decrease in losses and carrying costs of other real estate. Net earnings decreased for the first three months of 1994 to $1,503,000 as compared to $3,152,000 for the first three months of 1993 primarily due to the adoption of SFAS No. 109 in 1993. In the following sections, the major factors affecting the components of income and expense are examined. Information concerning assets and liabilities are subsequently provided so that an evaluation can be made of capitalization and liquidity as they may affect Charter's future outlook.

NET INTEREST INCOME

    The data used in the analysis of the changes in net interest income is derived from the daily average levels of earning assets and interest-bearing liabilities as well as from the rates earned and paid on such amounts. The schedule below gives a comparative analysis of Charter's daily average interest-earning accounts (including non-accruing loans) and interest-bearing accounts for the three-month periods ended March 31, 1994 and 1993. The rates earned and paid on each major type of asset and liability account are then shown beside the average balance in the account for the period. The average yields on all interest-earning assets (including non-accruing loans) and the average cost of all interest-bearing liabilities also are summarized.

Comparative Net Interest Margin
                                Three Months Ended March 31,
                                                                1994                                1993
                                                  Average                     Yield       Average                     Yield
                                                  Balance        Interest    or Rate      Balance     Interest      or Rate
                                                                               (in thousands)
Assets:
  Loans                                           $257,724        $ 5,044         7.94%   $ 215,344    $ 4,359       8.21%
  Interest-earning deposits                             --             --          --           613          5       3.31
         Trading account assets                      2,419             29         4.79       17,520        131       2.97
         Securities:
           Taxable                                 299,994          3,866         5.15      247,885      3,827       6.26
           Non-taxable                                 487              6         4.79          110          2       8.56
- - -----------------------------------------------------------------------------------------------------------------------------
Total Securities                                   300,481          3,872         5.15      247,995      3,829       6.18
- - -----------------------------------------------------------------------------------------------------------------------------
Federal funds sold and securities
  purchased under agreements to
  resell                                            32,799            301         3.72       36,785        278       3.06
- - -----------------------------------------------------------------------------------------------------------------------------
  Total Earning Assets/Yield                       593,423         $9,246         6.31%     518,257    $ 8,602       6.73%
- - -----------------------------------------------------------------------------------------------------------------------------
  Cash and due from banks                           33,565                                   30,835
  Other assets                                      26,637                                   26,134
  Allowance for credit losses                       (4,633)                                  (3,899)
- - -----------------------------------------------------------------------------------------------------------------------------
         Total Assets                             $648,992                                $ 571,327
=============================================================================================================================

Liabilities and Shareholders' Equity:
  Interest-bearing demand deposits               $  98,437       $    422         1.74%   $  90,148     $   629      2.83%
  Savings deposits                                  35,999            227         2.56       22,476        151       2.72
Money market savings                               110,153            719         2.64       89,954        668       3.01
  Other time deposits                              166,949          1,426         3.41      164,058      1,520       3.71
  Securities sold under agreements
    to repurchase                                   13,307             92         2.81       15,519          90      2.35
  Long-term debt                                    13,782            274         8.07        7,770        165       8.61
- - -----------------------------------------------------------------------------------------------------------------------------
  Total Interest-Bearing
    Liabilities/Rate                               438,627       $  3,160         2.92%     389,925    $ 3,223       3.35%
- - -----------------------------------------------------------------------------------------------------------------------------
  Demand deposits                                  157,342                                  134,985
  Other liabilities                                  6,441                                    5,303
- - -----------------------------------------------------------------------------------------------------------------------------
         Total Liabilities                         602,410                                  530,213
  Shareholders' Equity                              46,582                                   41,114
- - -----------------------------------------------------------------------------------------------------------------------------
       Total Liabilities and
          Shareholders' Equity                   $ 648,992                                $ 571,327
=============================================================================================================================
Interest Rate Spread                                                              3.39%                              3.38%
=============================================================================================================================
Net Interest Margin                                                               4.16%                              4.21%
=============================================================================================================================

        The 13% increase in net interest income in the first quarter of 1994 is due to an increase in earning assets. The interest rate spread of 3.39% and the net interest margin of 4.16% were relatively unchanged from their levels in the same quarter for the prior year. A further understanding of the factors responsible for the year-to-year increase in net interest income can be obtained by examining the changes in:
(1) the volume of earning assets and (2) the net interest income produced after the related cost of funding these earning assets.

        The following table allocates total interest income earned at the "interest spread" between assets funded with: (1) interest-bearing liabilities and (2) non-interest-bearing liabilities (primarily non-interest-bearing demand deposits) and equity capital. The interest spread on earning assets funded by interest-bearing liabilities is defined as the difference between the average rate earned on total earning assets and the average rate paid on interest-bearing liabilities. The interest spread on assets funded with non-interest-bearing sources of funds is simply the rate earned on total earning assets.

ANALYSIS OF NET INTEREST INCOME
                                                         Three Months Ended March 31,
==========================================================================================================================
- - --------------------------------------------------------------------------------------------------------------------------
                                 Average                          Net                Average                     Net
                                 Earning          Interest     Interest              Earning     Interest     Interest
                                 Assets           Spread        Income               Assets      Spread        Income
                                                                       (in thousands)
Source of Funding
Interest-bearing liabilities      $438,627           3.39%      $ 3,717              $389,925      3.38%       $ 3,295
Non-interest-bearing
 liabilities and
 equity capital                    154,796           6.31         2,369               128,332      6.73          2,084
- - --------------------------------------------------------------------------------------------------------------------------
Total                             $593,423                      $ 6,086              $518,257                  $ 5,379
==========================================================================================================================

        The $707,000 increase in total net interest income between the first quarter of 1994 and the first quarter of 1993 can be attributed entirely to a higher level of earning assets ($593,423,000 in 1994 versus $518,257,000 in 1993). This factor more than offset the impact of a substantially lower interest spread (6.31% in 1994 versus 6.73% in 1993) on a higher level of earning assets funded with non-interest-bearing funds.

        Increases in non-interest-bearing sources of funds reflect the increases in non-interest-bearing deposits, which were approximately 29% of total deposits at March 31, 1994. The high level of this type of deposit favorably impacts net interest income. However, the impact is more favorable in periods of relatively higher interest rates than in the current period of low interest rates. Accordingly, the net interest income on earning assets funded with these non-interest-bearing funds would benefit from a rise in interest rates due to the resulting increase in the interest spread.

PROVISION FOR CREDIT LOSSES

     The allowance for credit losses at March 31, 1994 of $4,367,000 represented 1.73% of outstanding loans. A year earlier, this ratio was 1.77% and at December 31, 1993, it was 1.59%. Annualized net loans charged off as a percent of average loans outstanding increased to 0.50% during the first quarter of 1994 as compared to 0.45% during the first quarter of 1993. The provision for credit losses charged against earnings was $67,000 for the three months ended March 31, 1994, as compared to $285,000 for the corresponding period in 1993.

      The following table is an analysis of the activity in the allowance for credit losses for the three-month periods ended March 31, 1994 and 1993:


                                                           Three Months Ended
=============================================================================
                                                                March 31,
- - -----------------------------------------------------------------------------
                                                      1994             1993
- - -----------------------------------------------------------------------------
     (in thousands)

Average loans outstanding                          $258,449         $ 216,594
Loans outstanding at end of period                  252,923           216,455
=============================================================================
Transactions in the allowance for credit losses:
  Balance at beginning of period                      4,616             3,792
  Provision charged to operating expenses                67               285
  Loans charged off:
     Real estate                                        229                49
     Commercial                                         170                74
     Individuals                                        102               164
- - -----------------------------------------------------------------------------
       Total loans charged off                          501               287
- - -----------------------------------------------------------------------------
  Recoveries of loans previously charged off:
     Real estate                                        107                18
     Commercial                                          22                 5
     Individuals                                         56                24
- - -----------------------------------------------------------------------------
       Total recoveries                                 185                47
- - -----------------------------------------------------------------------------
         Net loans charged off                         (316)             (240)
- - -----------------------------------------------------------------------------
  Balance at end of period                          $ 4,367         $   3,837
=============================================================================
Ratios:
  Allowance as a percent of loans outstanding
     at end of period                                  1.73%             1.77%
  Allowance as a percent of average loans              1.69              1.77
  Net loans charged off as a percent of
     average loans outstanding (annualized)            0.50              0.45
=============================================================================
                                         12
NON-INTEREST INCOME

     Non-interest income increased 13.8% during the first three months
of 1994 as compared to the same period in 1993.   Excluding the effect
of securities transactions for the three months ended March 31 of each year, non-interest income increased 25.6% in 1994 following a 3.8% increase in 1993. Service charges on deposits, the largest component of non-interest income, increased by 11.9% to $1,323,000 for the three months ended March 31, 1994, as compared to $1,182,000 for the same period in 1993. The increase in service charge income was primarily due to an increase in the average volume of transaction deposit accounts, particularly non-interest-bearing demand accounts, which generate the majority of this fee income. Average non-interest-bearing demand accounts increased by approximately $22 million, or 16.6% for the first quarter 1994 as compared to the same period in 1993. The acquisition of University Bank-Galveston in April 1993 contributed to the growth in deposit accounts. At March 31, 1994, non-interest-bearing demand accounts and total deposits at University Bank-Galveston were $13,012,000 and $84,906,000, respectively.
Service charges from University Bank-Galveston's deposits included in Charter's consolidated financial statements for the first quarter 1994 were approximately $151,000.

     Investment securities gains decreased by $175,000 for the first quarter 1994 as compared to the same period in 1993. Trust fees represent revenues earned by services provided to customers of Charter's Asset Management and Trust Services Department. First quarter 1994 trust fees increased $126,000 to $215,000 compared to the first quarter of 1993, due to an increase in the assets under administration which grew to approximately $175 million at the end of March 1994, compared to $143 million at the end of March 1993.

     The components of the "other" category of non-interest income consist of rental income on other real estate owned, fees generated from customers engaged in international trade such as foreign exchange fees and letter of credit fees, plus miscellaneous fees such as collection fees, credit card fees, safe deposit rentals, research fees, check printing fees, discount brokerage commissions and wire transfer fees. These fees correlate to the level of transactions in each of the referenced categories. Other non-interest income increased $166,000, or 39.6% in the first quarter of 1994 compared to the first quarter of 1993. Fees from components within the "other" category which improved in 1994 include a $50,000 increase in fees generated from customers engaged in international trade. Furthermore, the acquisition of University Bank-Galveston added approximately $59,000 this "other" category of fee income.

     The following table sets forth by category the non-interest income and the percentage change from the prior period:

                                                           Three Months Ended March 31,
                                                       1994                           1993
                                                            Percent                       Percent
                                              Amount        Change          Amount        Change
                                                                (in thousands)
Service charges on deposits                  $ 1,323        11.9%         $ 1,182           4.5%
Investment securities gains                        6       (96.7)             181         (65.7)
Trading account profits (losses)                   1        NM                 --        (100.0)
Trust fees                                       215       141.6               89          64.8
Other                                            585        39.6              419          (5.4)
- - ---------------------------------------------------------------------------------------------------
  Total                                      $ 2,130        13.8%         $ 1,871         (10.0)%
===================================================================================================
"NM" denotes a comparison that is not meaningful.

                                   13
NON-INTEREST EXPENSE

     Non-interest expense decreased 10.8% during the first three months of 1994 as compared to the same period in 1993. The most significant decrease in expenses was in the category of "other" and ORE losses and carrying costs. Charter has established an allowance for other real estate in order to recognize possible declines in fair values of foreclosed properties. This allowance is increased by provisions charged to earnings and reduced by writedowns upon the sale of ORE at a loss. ORE losses and carrying costs decreased by approximately $1.1 million primarily due to a declining balance in ORE. Total ORE, net of the allowance for other real estate, declined by approximately $3.0 million from a total of $5.0 million at December 31, 1992 to $2.0 million at March 31, 1994. The reduction in ORE has resulted in a substantial reduction in associated carrying costs. Management further anticipates that its efforts to dispose of some or all of the remaining ORE properties will be accompanied by additional reductions in associated carrying costs. The decrease in the "other" category of non-interest expense is primarily due to one-time expenses incurred in the first quarter 1993 related to the acquisition of University Bank-Galveston.

The largest single line item for non-interest expense continues to be salaries and benefits which increased by $341,000, or 12.6% for the first quarter 1994. Approximately $292,000 of the increase in salaries and benefits was generated by University Bank-Galveston. Excluding the impact of the acquisition of University Bank-Galveston, total salaries and benefits increased by $49,000, or 1.8% for 1994 as compared to 1993.

The acquisition of University Bank-Galveston was the primary source of increases in several categories of non-interest expense including net premises and equipment expense, advertising, electronic data processing and deposit insurance premiums. Expense incurred by University Bank-Galveston and reflected on the consolidated financial statements of Charter for 1994 in each of the preceding categories approximated $121,000, $28,000, $47,000, and $48,000, respectively.

The following table sets forth by category the operating expenses and the percentage change from the prior period:

                                                Three Months Ended March 31,
                                                 1994                   1993
                                                      Percent               Percent
                                           Amount     Change    Amount      Change
                                                       (in thousands)
Salaries and benefits                    $ 3,058      12.6%   $ 2,717        4.3%
Occupancy expense                            950      20.9        786       (2.8)
Advertising                                  198      38.5        143       38.8
Electronic data processing                   322      17.1        275       26.7
Legal fees                                   218      92.9        113      (13.7)
ORE losses and carrying costs                 55     (95.2)     1,146       25.9
Deposit insurance premiums                   319       4.2        306       11.3
Amortization of core deposit intangibles      20     (82.1)      112        --
Other                                        749     (25.2)     1,001       12.9
 Total                                   $ 5,889     (10.8)%  $ 6,599        9.1%

                                   14
(b) Analysis of Financial Condition

  Total assets at March 31, 1994, were $659,000,000, as compared to Charter's total assets of $667,096,000 at December 31, 1993. Total securities increased $41 million as compared to December 31, 1993. Loans and federal funds sold decreased by approximately $38 million and $18 million, respectively, from year-end 1993. Normal recurring fluctuations increased cash and due from banks by $4.3 million since year-end. The most significant changes in sources of funds were in deposits which decreased in the aggregate by approximately $10.3 million, from year-end 1993.

CAPITAL RESOURCES

  Under the guidelines published by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"), Charter's aggregate risk-weighted assets and off-balance sheet exposures at March 31, 1994 and December 31, 1993 were approximately $305,144,000 and $310,489,000, respectively, calculated as follows:

RISK-WEIGHTED Assets                  MARCH 31,             December 31,
================================================================================
                                        1994                    1993
- - --------------------------------------------------------------------------------
                              AGGREGATE  RISK-WEIGHTED  Aggregate  Risk-Weighted
                               AMOUNT       AMOUNT       Amount       Amount
- - --------------------------------------------------------------------------------
                                                 (in thousands)

Securities                      $324,913    $ 43,891      $283,730    $ 37,982
Loans                            252,923     210,168       290,674     224,687
Other earning assets              21,710       4,342        39,619       7,924
Cash and due from banks           37,070       3,875        32,745       3,772
All other assets                  26,752      26,752        24,944      24,943
- - --------------------------------------------------------------------------------
   Total Adjusted Assets (1)    $663,368     289,028      $671,712     299,308
- - --------------------------------------------------------------------------------
Total credit-equivalent amount
  of off-balance sheet items                  16,116                    11,181
- - --------------------------------------------------------------------------------
   Total Risk-Weighted Assets               $305,144                  $310,489
================================================================================
(1)  Total adjusted assets are total assets plus the allowance for credit losses.


  The following table indicates Charter's risk-based capital as calculated in accordance with the Federal Reserve Board's guidelines:

RISK-WEIGHTED CAPITAL                             MARCH 31,    December 31,
================================================================================
                                                   1994             1993
- - --------------------------------------------------------------------------------
                                                        (in thousands)
Core Capital (Tier 1):
  Common equity                                   $ 46,447        $ 45,062
  Preferred equity                                     710             710
- - --------------------------------------------------------------------------------
     Total Core Capital                             47,157          45,772
- - --------------------------------------------------------------------------------
Supplementary Capital (Tier 2):
  Allowance for credit losses                        3,814           3,881
  Mandatory convertible debt                            --             257
  Subordinated debt                                  1,650           1,650
- - --------------------------------------------------------------------------------
Total Supplementary Capital                          5,464           5,788
- - --------------------------------------------------------------------------------
Total Capital                                     $ 52,621         $51,560
================================================================================
Core capital (Tier 1) as a percentage of
  risk-weighted assets                               15.48%          14.78%
Total capital (Tier 1 and Tier 2) as a percentage of
  risk-weighted assets                               17.28%          16.65%
Core capital as a percentage of quarterly
    average assets (leverage ratio)                   7.22%           6.90%
Tangible core capital as a percentage of
    quarterly average assets (tangible leverage ratio)6.95%           6.64%
================================================================================

RATE-SENSITIVE ASSETS AND LIABILITIES

     Interest rate sensitivity is a measure of the volatility of the net interest margin as a consequence of changes in market rates. The following table summarizes the rate sensitivity of earning assets and interest-bearing liabilities of Charter at March 31, 1994. Charter monitors the rate sensitivity gap (rate-sensitive, earning assets less rate-sensitive, interest-bearing liabilities) at least monthly in the normal process of asset and liability management. Money market saving accounts are included in the 31-90 days category. Passbook savings accounts and regular interest-bearing demand accounts with balances at March 31, 1994, of approximately $37 million and $96 million, respectively, are included in the 91-180 days category. Although repricing on such accounts is possible at any time, the historical stability of the rates paid on such accounts supports this classification.

     At March 31, 1994, the table shows a positive (asset-sensitive) rate sensitivity gap of $170 million in the 1-30 day repricing category. The gap beyond thirty days becomes more liability-sensitive as interest-bearing liabilities that reprice within 90 days, 180 days and one year become greater in volume than rate-sensitive assets that are subject to repricing in the same respective time periods.

                                                                                                Rate Sensitive Within
===============================================================================================================================
                                       1-30         31-90      91-180       181 Days-         1-5         Over
                                       Days         Days        Days         1 Year         Years        5 Years        Total
- - -------------------------------------------------------------------------------------------------------------------------------
                                                                                                         (in thousands)
Earning Assets:
  Loans                            $ 164,953    $   8,506    $  11,385     $  17,900     $  29,980     $  20,199      $ 252,923
  Securities                          26,002       28,944       36,557        74,062        79,936        69,115        314,616
  Other earning assets                32,007           --           --            --            --            --         32,007
- - -------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets             222,962       37,450       47,942        91,962       109,916        89,314        599,546
Interest-Bearing Liabilities:
  Interest-bearing deposits           50,668      144,562      173,036        28,363        27,443            --        424,072
  Borrowed funds                       2,750           --           --           200         2,100         7,500         12,550
- - -------------------------------------------------------------------------------------------------------------------------------
    Total Interest-Bearing
        Liabilities                   53,418      144,562      173,036        28,563        29,543         7,500        436,622
- - -------------------------------------------------------------------------------------------------------------------------------
Interest-Bearing Assets Less
  Interest-Bearing Liabilities     $ 169,544    $(107,112)   $(125,094)     $ 63,399     $  80,373     $  81,814      $ 162,924
===============================================================================================================================
Cumulative Gap                     $ 169,544    $  62,432     $(62,662)     $    737     $  81,110     $ 162,924             --
Cumulative Amounts as a
    Percentage of Total
    Interest-Earning Assets            76.04%       23.97%      (20.32)%        0.18%        15.90%        27.17%            --
Cumulative Ratio                        4.17X        1.32X        0.83X         1.00X         1.19X         1.37X          1.37X
===============================================================================================================================

   The foregoing table shows the interval of time in which given volumes of earning assets and interest-bearing liabilities would be responsive to changes in market interest rates based on their contractual maturities or terms for repricing. It is, however, only a static, single-day depiction of Charter's rate sensitivity structure, which can be adjusted in response to changes in forecasted interest rates. Various off-balance sheet instruments may be used in managing Charter's interest rate sensitivity. Instruments which may be used include interest rate swaps, futures and forward rate agreements which serve to hedge interest rate risk by matching the maturity rate of securities and loans with funding sources. Charter evaluates the creditworthiness of the counterparties to these agreements under its credit policy guidelines. Off-balance sheet instruments which complement discretionary balance sheet management may be incorporated in overall interest rate risk analysis. As of March 31, 1994, $40 million notional amount of "prime" rate caps had been sold and were outstanding. This strategy is expected to stabilize net interest income in the event of a decline in the prime lending rate below the national rate of 6%. Furthermore, $40 million notional amount of "prime" rate caps had been purchased and were outstanding. This strategy was expected to stabilize the impact on net interest income from the interest rate caps sold in the event of rapidly rising interest rates, which may result in an increase in the prime lending rate above 8.5%. These interest rate agreements, along with the availability of other mechanisms such as interest rate futures, swaps and future rate agreements, provide Charter the flexibility to change the rate sensitivity gap should the interest rate outlook change. At March 31, 1994, there were no interest rate swaps in effect.

                                        16
LIQUIDITY

     Like any commercial bank, the liability structure of Charter's subsidiary banks requires that Charter maintain an appropriate level of liquid resources to meet normal day-to-day fluctuations in deposit volume and to make new loans and investments as opportunities arise. Liquidity can be provided by either assets or liabilities.
Traditional sources of liquidity include cash and due from demand balances, money market investments, investment security maturities and prepayments, loan maturities and repayments, and core deposit growth. Other sources of asset liquidity readily available to Charter include interest-bearing deposits with other financial institutions and trading account assets. At March 31, 1994, Charter had $37,070,000 in cash, $21,710,000 in federal funds sold and a $314,616,000 total securities portfolio in which the market value was approximately $2,147,000 less than the carrying value. The average loan-to-deposit ratio for the three-month period ended March 31, 1994 was 45.4%.

     A financial service company's activities consist primarily of financing and investing activities. These activities result in large cash flows. Charter's Consolidated Statements of Cash Flows on page 4 indicate the sources of these cash flows. In addition to the assets which could be readily converted to cash during the first quarter of 1994, Charter received $32,120,000 in proceeds from maturities and prepayments of securities.

     Charter has substantial liability liquidity through its customer base. In addition to normal core deposit growth, liability liquidity
is available through various sources of purchased funds.   Charter
emphasizes direct issuance of liabilities in order to develop stable, long-lasting funding relationships. At March 31, 1994, Charter had $14,921,000 in securities sold under agreements to repurchase, all of which were transactions effected through existing deposit customers, rather than through the national markets. There were no federal funds purchased or other short-term borrowings, reflecting management's continuing effort to limit the use of more expensive purchased funds. The liquidity of Charter also may be maintained through access to the Federal Reserve System's "discount window," which is a liquidity source all banks may avail themselves of if needed. Liquidity and matched funding may also be obtained from the Federal Home Loan Bank of Dallas, of which Charter-Houston and University Bank-Galveston are members.

LOANS

   Total loans have decreased $37,751,000, or 12.99%, from December 31, 1993 to March 31, 1994. The following is a schedule of loans outstanding classified by type:
                                     March 31,         December 31,
                                        1994              1993
                                           (in thousands)
Commercial, financial and industrial  $ 62,602          $ 58,421
Commercial real estate                  48,457            50,467
Real estate-construction                 7,517             6,477
Real estate-multi-family                17,574            16,573
Real estate-1-4 family                  59,541           101,375
Loans to individuals                    57,232            57,361
- - -----------------------------------------------------------------
   Total Loans                        $252,923          $290,674
=================================================================
                                  17
NON-PERFORMING ASSETS AND PAST DUE LOANS

   The following table sets forth the components of non-performing assets and past due loans as of March 31, 1994 and December 31, 1993:
March 31,     December 31,
  1994   1993
   (in thousands)
Non-accrual loans:
  Real estate                                $   963            $ 1,172
  Commercial and industrial                      571                464
  Individual                                      63                 98
  Other                                           --                 --
- - --------------------------------------------------------------------------
   Total non-accrual loans                     1,597              1,734
- - --------------------------------------------------------------------------
Restructured loans:
  Real estate                                    213                213
  Commercial and industrial                       --                 --
  Individual                                      --                 --
  Other                                           --                 --
- - --------------------------------------------------------------------------
   Total restructured loans                      213                213
- - --------------------------------------------------------------------------
Other real estate, net and
  collateral acquire                           2,091              2,218
- - --------------------------------------------------------------------------
   Total non-performing assets               $ 3,901            $ 4,165
==========================================================================
Loans past due 90 days or more
  and still accruing interest:
  Real estate                                $   664            $   207
  Commercial and industrial                      598                 19
  Individual                                      77                342
  All other loans                                  3                  9
- - --------------------------------------------------------------------------
      Total loans past due 90 days or more
        and still accruing interest          $ 1,342            $   177
==========================================================================
Ratios:
  Allowance for credit losses as a
    percentage of loans                          1.7%               1.6%
  Allowance for credit losses as a
    percentage of non-accrual loans            273.4              266.2
  Allowance for credit losses as a
    percentage of non-performing loans         138.5              182.9
  Non-performing loans as a percentage
    of total loans                               1.2                0.9
  Total non-performing assets as a
    percentage of total assets                   0.6                0.6
==========================================================================

   Total non-performing assets decreased $264,000 since year-end to $3,901,000 at March 31, 1994. Total non-performing assets as a percentage of total assets was 0.6% at both March 31, 1994, and December 31, 1993.

   Charter has $91,000 in loans outstanding to foreign corporations or governments. At March 31, 1994 and December 31, 1993, Charter had $47,000 of properties subject to a sales contract and accounted for under the "deposit method" as defined in Statement of Financial
Accounting Standards No. 66.

PART II
OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
                (b)      Reports on Form 8-K

         Charter has not filed any reports on Form 8-K during the period for which this report is filed.

         All other items prescribed by Part II of Form 10-Q are inapplicable and accordingly have been omitted.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Charter Bancshares, Inc.
                                           (Registrant)

                                      By:
                                            William S. Shropshire, Jr.
                                            Chief Financial Officer
                                            and Treasurer
                                            (Principal financial and
                                            accounting officer)

Date:  May 11, 1994
                                   19