Form 10-Q
period 1994-06-30
CHARTER BANCSHARES INC
filed 1994-08-15
CIK 718607

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q
(MARK ONE)

    /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1994

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

                        Yes  /X/       No   / /

The number of shares outstanding of each class of the registrant's capital stock as of June 30, 1994:

CLASS OF STOCK                                     SHARES OUTSTANDING

COMMON STOCK, PAR VALUE $1.00                                         5,498,554
CLASS B SPECIAL COMMON STOCK, PAR VALUE $1.00                           199,301
PREFERRED STOCK, $50.00 PAR VALUE, 8% PER ANNUM          14,201

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
CHARTER BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                                June 30,         December 31,
===============================================================================================================================
ASSETS                                                                                              1994               1993
- -------------------------------------------------------------------------------------------------------------------------------
                                                                                                          (in thousands)
Cash and due from banks                                                                           $ 37,717         $ 32,745
Federal funds sold and securities purchased under
  agreements to resell                                                                              93,916           39,617
Interest-bearing deposits in financial institutions                                                      3                3
Trading account assets                                                                                  --               --
Securities held for investment (market value of $178,165,000 at June 30,
 1994, and $141,101,000 at December 31, 1993, respectively)                                        183,563          139,797
Securities available for sale (market value of $117,425,000 at June 30,
   1994, and $145,581,000 at December 31, 1993)                                                    117,425          143,932
- -------------------------------------------------------------------------------------------------------------------------------
Loans                                                                                              255,947          290,674
  Less: allowance for credit losses (Note 2)                                                         4,312            4,616
- -------------------------------------------------------------------------------------------------------------------------------
   LOANS, NET                                                                                      251,635          286,058
- -------------------------------------------------------------------------------------------------------------------------------
Premises and equipment                                                                              13,811           13,006
Accrued interest receivable                                                                          3,738            3,687
Other real estate, net (Note 3)                                                                      1,944            2,178
Intangibles assets, net                                                                              4,407            2,220
Purchased mortgage servicing rights (Note 12)                                                        1,438               --
Other assets                                                                                         4,223            3,853
- -------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                      $713,820         $667,096
===============================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
- -------------------------------------------------------------------------------------------------------------------------------
Liabilities:
   Deposits:
      Non-interest-bearing demand                                                                 $175,811         $173,862
      Savings                                                                                       39,464           35,356
      Interest-bearing demand                                                                       91,876           98,982
      Money market savings                                                                         111,354          107,665
      Time over $100,000                                                                            65,527           60,182
      TIME UNDER $100,000                                                                          112,409          112,707
- -------------------------------------------------------------------------------------------------------------------------------
         Total deposits                                                                            596,441          588,754
- -------------------------------------------------------------------------------------------------------------------------------
   Securities sold under agreements to repurchase                                                   11,338           12,941
   Federal Home Loan Bank advances (Note 11)                                                        38,000               --
   Accrued interest payable                                                                          1,058              979
   Other liabilities                                                                                 5,163            4,843
   Long-term debt (Note 10)                                                                         15,050           13,550
   MANDATORY CONVERTIBLE SUBORDINATED DEBENTURES                                                        --              257
- -------------------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                                         667,050          621,324
- -------------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity (Notes 5 and 6):
   Preferred stock (400,000 shares authorized;
      issued:  1994 and 1993 - 14,204 shares)                                                          710              710
   Common stock (12,000,000 shares authorized;
      issued:  1994 - 5,660,722 shares; 1993 - 5,642,682 shares)                                     5,661            5,643
   Class B special common stock (200,000 shares authorized;
      issued:  1994 - 199,301 shares; 1993 - 199,282 shares)                                           199              199
   Series C special common stock (50,000 shares authorized;
      issued:  1994 and 1993 - 44,915 shares)                                                           45               45
   Capital surplus                                                                                  31,406           31,159
   Retained earnings                                                                                11,295            8,749
   Unrealized appreciation (depreciation) on securities available for sale (Note 8)                 (1,808)              --
   Treasury stock at cost (1994 - 162,168 shares common and 3 preferred;
      1993 - 161,529 shares common and 3 preferred)                                                   (738)            (733)
- -------------------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                                                 46,770           45,772
- -------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                        $713,820         $667,096
===============================================================================================================================
The accompanying notes are an integral part of the consolidated financial statements.

CHARTER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                                                                              Six Months Ended          Three Months Ended
=================================================================================================================================
                                                                                  June 30,                     June 30,
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                             1994           1993          1994          1993
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                          (in thousands, except per share amounts)
- ---------------------------------------------------------------------------------------------------------------------------------
Interest Income:
   Loans, including fees                                                 $     10,604   $    10,618   $      5,560   $      6,259
   Investment securities                                                        8,275         8,290          4,403          4,461
   Trading account assets                                                         175           131            146           --
   Federal funds sold                                                             584           374            312            103
   Securities purchased under agreements to resell                                 29            10           --                3
   Interest-bearing deposits                                                       18             8             18              3
- ---------------------------------------------------------------------------------------------------------------------------------
     Total Interest Income                                                     19,685        19,431         10,439         10,829
- ---------------------------------------------------------------------------------------------------------------------------------
Interest Expense:
   Deposits:
     Interest-bearing demand                                                      792         1,243            370            614
     Savings                                                                      466           364            239            213
     Money market savings                                                       1,476         1,384            757            716
     Time over $100,000                                                         1,087         1,162            585            597
     Time under $100,000                                                        1,895         1,996            971          1,041
   Securities sold under agreements to repurchase                                 285           207            193            117
   Long-term debt                                                                 547           422            273            257
- ---------------------------------------------------------------------------------------------------------------------------------
     Total Interest Expense                                                     6,548         6,778          3,388          3,555
- ---------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                            13,137        12,653          7,051          7,274
Provision for credit losses (Note 2)                                              109           607             42            322
     Net Interest Income After Provision
       for Credit Losses                                                       13,028        12,046          7,009          6,952
- ---------------------------------------------------------------------------------------------------------------------------------
Non-Interest Income:
   Service charges on deposit accounts                                          2,928         2,560          1,605          1,378
   Other customer service fees                                                    439           362            197            188
   Trust Fees                                                                     431           224            216            135
   Trading account profits (losses)                                               (33)         --              (34)          --
   Securities gains (losses)                                                        7           151              1            (30)
   Mortgage company fees and sales of
     originated servicing rights                                                1,478          --            1,478           --
   Other                                                                          929           640            586            395
- ---------------------------------------------------------------------------------------------------------------------------------
          Total Non-Interest Income                                             6,179         3,937          4,049          2,066
- ---------------------------------------------------------------------------------------------------------------------------------
Non-Interest Expense:
   Salaries and employee benefits                                               7,590         5,767          4,532          3,050
   Occupancy expense                                                            2,132         1,702          1,182            916
   Advertising                                                                    386           274            188            131
   Data processing                                                                667           568            345            293
   Legal fees                                                                     425           296            207            183
   Losses and carrying costs of
    other real estate (Note 3)                                                     77         1,469             22            323
   Deposit insurance premiums                                                     637           655            318            349
   Amortization of intangibles                                                    129           255            109            143
   Stationery and supplies                                                        311           195            194            107
   Other                                                                        1,813         1,953          1,181          1,040
- ---------------------------------------------------------------------------------------------------------------------------------
     Total Non-Interest Expense                                                14,167        13,134          8,278          6,535
- ---------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                    5,040         2,849          2,780          2,483
   Income tax expense                                                           1,765         1,065          1,008            901
- ---------------------------------------------------------------------------------------------------------------------------------
Earnings before effect of change in acctg. principle                            3,275         1,784          1,772          1,582
   Cumulative effect on prior years of a change in
     accounting for income taxes (Note 4)                                        --           2,950           --             --
- ---------------------------------------------------------------------------------------------------------------------------------
     Net earnings                                                        $      3,275   $     4,734   $      1,772   $      1,582
- ---------------------------------------------------------------------------------------------------------------------------------
Earnings per common share (Note 6):
   Primary earnings before change in acctg. principle                    $       0.57   $      0.29   $       0.31   $       0.27
   Fully diluted earnings before change in acctg. principle                      0.57          0.29           0.31           0.27
   Cumulative effect of change in acctg. for income taxes                        --            0.52           --             --
   Primary                                                                       0.57          0.81           0.31           0.27
   Fully diluted                                                                 0.57          0.81           0.31           0.27
- ---------------------------------------------------------------------------------------------------------------------------------
Weighted Average Shares Outstanding:
   Primary                                                                  5,734,204     5,725,227      5,742,770      5,725,227
   Fully diluted                                                            5,742,770     5,742,647      5,742,770      5,742,647
=================================================================================================================================
The accompanying notes are an integral part of the consolidated financial statements.

CHARTER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

                                                                               Six Months Ended          Year Ended
=========================================================================================================================
                                                                                 June 30, 1994       December 31, 1993
- -------------------------------------------------------------------------------------------------------------------------
                                                                                         (in thousands)
Preferred stock, ($50.00 par value)
  Balance at beginning of year                                                    $     710           $     710
- -------------------------------------------------------------------------------------------------------------------------
    Balance at end of period (14,204 shares issued
    and 14,201 shares outstanding)                                                      710                 710
- -------------------------------------------------------------------------------------------------------------------------
Common stock ($1.00 par value)
  Balance at beginning of year                                                        5,643               5,374
  Stock dividend (268,472 shares in 1993)                                              --                   269
  Conversion of debentures (18,040 shares in 1994 and
    123 shares in 1993)                                                                  18                --
- -------------------------------------------------------------------------------------------------------------------------
    Balance at end of period (5,660,722 shares
    issued and 5,498,554 shares outstanding)                                          5,661               5,643
- -------------------------------------------------------------------------------------------------------------------------
Class B special common stock ($1.00 par value)
  Balance at beginning of year                                                          199                 190
  Conversion of debentures (19 shares in 1994)                                         --                  --
  Stock dividend (9,484 in 1993)                                                       --                     9
- -------------------------------------------------------------------------------------------------------------------------
    Balance at end of period (199,301 shares issued and outstanding)                    199                 199
- -------------------------------------------------------------------------------------------------------------------------

Series C special common stock ($1.00 par value)
  Balance at beginning of year                                                           45                  43
  Stock dividend - common stock (2,138 shares in 1993)                                 --                     2
- -------------------------------------------------------------------------------------------------------------------------
    Balance at end of period (44,915 shares issued and outstanding)                      45                  45
- -------------------------------------------------------------------------------------------------------------------------
Capital surplus
  Balance at beginning of year                                                       31,159              27,726
  Conversion of debentures                                                              247                   2
  Stock dividend - common stock                                                        --                 3,431
- -------------------------------------------------------------------------------------------------------------------------
    Balance at end of period                                                         31,406              31,159
- -------------------------------------------------------------------------------------------------------------------------
Retained earnings
  Balance at beginning of year                                                        8,749               5,326
  Cash dividends - preferred stock                                                      (28)                (57)
  Cash dividend - common stock                                                         (701)             (1,015)
  Stock dividend - common stock                                                        --                (3,711)
  Net earnings                                                                        3,275               8,206
- -------------------------------------------------------------------------------------------------------------------------
    Balance at end of period                                                         11,295               8,749
- -------------------------------------------------------------------------------------------------------------------------
Unrealized appreciation (depreciation) on
  Securities available for sale                                                      (1,808)               --
- -------------------------------------------------------------------------------------------------------------------------
Treasury stock
  Balance at beginning of period                                                       (733)               (733)
  Treasury stock acquired through conversion of debentures (639 shares in 1994)          (5)               --
- -------------------------------------------------------------------------------------------------------------------------
    Balance at end of period (162,168 shares common
    and 3 shares preferred)                                                            (738)               (733)
- -------------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY (Notes 5 and 6)                                        $  46,770           $  45,772
=========================================================================================================================
The accompanying notes are an integral part of the consolidated financial statements.

CHARTER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                Six Months  Ended June 30,
===============================================================================================================
                                                                                   1994         1993
- ---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:                                                 (in thousands)
  Net earnings                                                                  $   3,275      $   4,734
  Adjustments to reconcile net earnings to net cash
      provided by operating activities:                                              --
    Depreciation and amortization                                                     948            752
    Amortization of intangibles                                                       129            255
    Net amortization of premiums and                                                 --
      discounts on securities                                                       1,695          1,779
    Provision for credit losses                                                       109            607
    Provision for other real estate losses                                           --            1,354
    Net gain on sales of securities                                                    (7)          (211)
    Writedown of securities                                                          --               60
    Net trading account activity                                                       33           --
    Net gain on sales of fixed assets, other real
      estate and collateral acquired                                                  (21)            (8)
    Net (increase) decrease in other assets and interest receivable                  (200)           172
    Net increase in other liabilities and interest payable                            373            732
    Net (increase) decrease in deferred tax asset                                     370         (2,552)
    Increase (decrease) in outstanding expense and interest checks                    221             10
- ---------------------------------------------------------------------------------------------------------------
      Total Adjustments                                                             3,650          2,950
- ---------------------------------------------------------------------------------------------------------------
       Net Cash Provided by (Used in) Operating Activities                          6,925          7,684
- ---------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Net decrease in interest-bearing deposits                                        --              686
    Proceeds from sales of securities                                               6,113          3,482
    Proceeds from maturities and prepayments of securities                         63,135         62,085
    Purchase of securities                                                        (90,611)       (67,516)
    Net (increase) decrease in loans                                               34,540        (20,667)
    Capital expenditures                                                           (1,212)          (312)
    Proceeds from sales of other real estate                                          354            649
    Purchase of mortgage company, net of acquired cash equivalents                 (3,359)          --
    Purchase of banking branches, net of acquired cash equivalents                 19,317           --
    Purchase of banking organization, net of acquired cash equivalents               --            4,433
- ---------------------------------------------------------------------------------------------------------------
       Net Cash Provided by (Used in) Investing Activities                         28,277        (17,160)
- ---------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Net decrease in non-interest-bearing, demand,
      savings, interest-bearing demand and money market accounts                  (11,049)        (8,923)
    Net decrease in certificate of deposits                                        (2,050)       (19,857)
    Net increase (decrease) in securities sold under agreements to repurchase      (1,603)         2,367
    Net increase in Federal Home Loan Bank advances                                38,000           --
    Payment of long-term debt                                                      (1,000)        (1,361)
    Payment of common dividends                                                      (701)          (445)
    Payment of preferred dividends                                                    (28)           (28)
    Increase in long-term debt                                                      2,500          7,500
- --------------------------------------------------------------------------------------------------------------
       Net Cash Provided by (Used in) Financing Activities                         24,069        (20,747)
- --------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                               59,271        (30,223)
- --------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of Period                                   72,362         81,603
- --------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 131,633      $  51,380
==============================================================================================================
SUPPLEMENTAL DISCLOSURE:
    Interest paid                                                               $   6,364      $   6,833
    Taxes paid                                                                         20          1,205
==============================================================================================================
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Other real estate and collateral acquired                                   $     262      $     749
    Loans made to finance sales of other real estate                                 --              341
==============================================================================================================
The accompanying notes are an integral part of the consolidated financial statements.

CHARTER BANCSHARES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

    The accounting and reporting policies of Charter Bancshares, Inc. ("Charter" or "the Company") conform to generally accepted accounting principles and to general practices within the banking industry. The accompanying consolidated financial statements include the accounts of Charter and its subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation. Certain amounts have been reclassified in the accompanying consolidated financial statements from those previously reported for the quarter ended June 30, 1993 to conform to current year financial statement classifications.

    The accompanying consolidated financial statements were not audited by independent certified public accountants, but in the opinion of management reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of same.

NOTE 2 - ALLOWANCE FOR CREDIT LOSSES

    The following table is an analysis of the activity in the allowance for credit losses for the six months ended June 30, 1994 and 1993:

                                                    1994      1993
                                                    (in thousands)
======================================================================
Balance at beginning of period                    $ 4,616   $ 3,792
Provision charged to operating expenses               109       607
Allowance of acquired bank                           --         522
Loans charged off                                    (723)     (370)
Less recoveries on loans previously charged off       310        12
- ----------------------------------------------------------------------
Net loan charge-offs                                 (413)     (244)
- ----------------------------------------------------------------------
Balance at end of period                          $ 4,312   $ 4,677
======================================================================

NOTE 3 - ALLOWANCE FOR OTHER REAL ESTATE LOSSES

    Other real estate ("ORE") is reflected on the consolidated balance sheets net of an allowance for anticipated losses on other real estate. The following table is an analysis of activity in the allowance for anticipated losses on other real estate for the six months ended June 30, 1994 and 1993:

                                                   1994      1993
======================================================================
                                                   (in thousands)

Balance at beginning of period                    $ 2,418   $ 3,569
Provision charged to operating expenses              --       1,353
Allowance of acquired bank                           --          10
- ----------------------------------------------------------------------
Reductions                                            (38)     (844)
- ----------------------------------------------------------------------
Balance at end of period                          $ 2,380   $ 4,088
======================================================================
NOTE 4 - INCOME TAXES

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

NOTE 5 - DIVIDENDS

    Charter's board of directors declared cash dividends totalling $378,000 and $351,000 that were paid March 31, 1994 and July 20, 1994, while cash dividends totalling $195,000 and $278,000 were paid March 31, 1993 and June 30, 1993 to shareholders of common and preferred stock. Of the amounts paid on March 31, 1994 and 1993, $28,000 was paid to holders of the initial series preferred stock and the remainder was paid on the common stock.

NOTE 6 - EARNINGS PER COMMON SHARE

  Earnings per common share are computed as follows:

                                                 Six Months Ended   Three Months Ended
===============================================================================================
                                                       June 30,          June 30,
- -----------------------------------------------------------------------------------------------
                                                    1994     1993     1994      1993
- -----------------------------------------------------------------------------------------------
                                                (in thousands, except per share amounts)

Earnings before cumulative effect of a change in
  accounting principle                               $   3,275  $1,784     $ 1,772   $  1,582
Cumulative effect on prior years of a change in
  accounting for income taxes                             --     2,950        --         --
- -----------------------------------------------------------------------------------------------
Net earnings                                             3,275   4,734       1,772      1,582
- -----------------------------------------------------------------------------------------------
Less preferred dividend requirements                        28      28        --         --
- -----------------------------------------------------------------------------------------------
Primary earnings applicable to common
  shareholders                                           3,247   4,706       1,772       1,582
Interest expense on debentures                               5       9        --             4
- -----------------------------------------------------------------------------------------------
Fully diluted earnings applicable to common
  shareholders                                       $   3,252  $4,715     $ 1,772   $   1,586
===============================================================================================

Primary earnings per common share:
  Earnings before cumulative effect of a change in
    accounting principle                             $    0.57  $ 0.29     $  0.31   $    0.27
  Cumulative effect of a change in accounting for
    income taxes                                          --      0.52        --          --
- -----------------------------------------------------------------------------------------------
  Net earnings                                       $    0.57  $ 0.81     $  0.31   $    0.27
===============================================================================================
Fully diluted earnings per common share:
  Earnings before cumulative effect of a change in
    accounting principle                             $    0.57  $ 0.29     $  0.31   $    0.27
  Cumulative effect of a change in accounting for
    income taxes                                           --     0.52         --          --
- -----------------------------------------------------------------------------------------------
  Net earnings                                       $    0.57  $ 0.81     $  0.31   $    0.27
===============================================================================================
Weighted average common shares outstanding:
  Primary                                            5,734,204  5,725,227  5,742,770   5,725,227
  Fully diluted                                      5,742,770  5,742,647  5,742,770   5,742,647
===============================================================================================

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

NOTE 7 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

    Fair values were estimated by management as of June 30, 1994 and December 31, 1994, which required the exercise of considerable judgment. Accordingly, the estimates presented herein are not necessarily indicative of the amounts Charter could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated values presented.

    The estimated fair values of Charter's financial instruments were as follows:

                                                              June 30,               December 31,
========================================================================================================
                                                                1994              1993
- --------------------------------------------------------------------------------------------------------
                                                        Carrying      Fair       Carrying       Fair
                                                         Amount       Value       Amount        Value
- --------------------------------------------------------------------------------------------------------
Financial Assets:

     Cash and short-term investments                  $  131,636   $  131,636   $   72,365   $   72,365
     Securities                                          300,988      295,590      283,729      286,682
     Loans                                               255,947      255,299      290,674      292,602
     Less:  allowance for credit losses                   (4,312)      (4,312)      (4,616)      (4,616)
- --------------------------------------------------------------------------------------------------------
       Loans, net                                     $  251,635   $  250,987   $  286,058   $  287,986
- --------------------------------------------------------------------------------------------------------

Financial Liabilities:

     Deposits                                         $  596,441   $  596,760   $  588,754   $  589,794
     Securities sold under agreements to repurchase       11,338       11,338       12,941       12,941
     Federal Home Loan Bank advances                      38,000       38,000         --           --
     Long-term debt and debentures                        15,050       12,371       13,550       12,133
- --------------------------------------------------------------------------------------------------------

Unrecognized financial instruments:

     Commitments to extend credit                     $   45,676   $   45,676   $   41,371   $   41,371
     Standby letters of credit                             7,496        7,496        4,165        4,165
========================================================================================================

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

     Presently, the Company classifies $117,425,000 of its debt securities as available for sale and carries them at fair value. Application of the new rules resulted in an estimated decrease of approximately $1,808,000 in shareholders' equity as of June 30, 1994, representing the recognition in shareholders' equity of unrealized depreciation, net of taxes, for the Company's investment in debt and equity securities determined to be available-for-sale.

                                     8
NOTE 9 - ACQUISITIONS

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

     On April 27, 1994, Charter consummated the acquisition of certain assets and liabilities of Capital Standard Mortgage, Inc. ("Capital Standard"). Capital Standard has become a 90-percent owned subsidiary of Charter National Bank - Houston ("Charter-Houston"). The remaining 10 percent of Capital Standard's stock is owned by principals of Capital Standard. Capital Standard presently operates mortgage production offices in Houston, Austin, Dallas, Plano and Arlington. At April 27, 1994, the servicing portfolio totalled approximately $126 million and loans in the pipeline totalled approximately $80 million; both the servicing portfolio and the pipeline were comprised of relatively low rate mortgages with a weighted average coupon of approximately 7.5%, which should be resistant to accelerated prepayments. It is anticipated that Capital Standard will be re-named Charter Mortgage Company, Inc.

     On July 1, 1994, Charter Bancshares, Inc. ("Charter") consummated the acquisition of residential construction loans and selected fixed assets from Roosevelt Financial Group, Chesterfield, Missouri. The residential construction loans represented the existing construction portfolio generated by the construction lending operations of Farm and Home Savings Association ("Farm and Home") prior to the June 30, 1994 acquisition of Farm and Home by Roosevelt Financial Group. In addition to purchasing these construction loans and selected fixed assets, Charter will employ approximately 20 persons previously employed by Farm and Home and associated with the construction lending area. The loans and selected fixed assets were purchased by Charter-Houston, a wholly owned national bank subsidiary of Charter.

     The purchased residential construction loans represent approximately $75 million in outstanding balances, with total credit lines of approximately $210 million. Approximately one-third of the outstanding loans are for home construction in Houston, one-third in Dallas, and the balance are for homes in Austin and San Antonio. A typical interim construction loan will have an average life of less than one year and earn interest that floats at the prime rate plus one to one and one-half percent (the prime rate as of July 1, 1994 was 7.25%). Additional fees may be earned on construction loans in the form of origination fees, inspection fees, appraisal fees, and extension fees. The purchased fixed assets of approximately $267,000 are primarily comprised of the furniture and equipment used in Farm and Home's construction lending area. Except for approximately $11,000 in miscellaneous accounts payable related to construction loans, there were no other liabilities assumed by Charter in the transaction. All of the loans and selected fixed assets were purchased at the existing net book values as reflected on Roosevelt Financial Group's books, which amounts approximate their fair value. No purchase premium or discount was paid to or received from Roosevelt Financial Group.

     A portion of the purchase price was financed by $38 million in borrowings from the Federal Home Loan Bank of Dallas. The remaining purchase price was funded through the utilization of existing liquid assets in the form of federal funds sold and short-term investments.

     Neither of these acquisitions have an immediate material impact on the consolidated financial position of Charter. However, these acquisitions provide Charter with access to new markets, an increase in potential revenues and, with the addition of the mortgage company, an ability to offer a wider range of mortgage-related products and services.

     On July 8, 1994, Charter agreed to acquire Houston-based West Loop Savings and Loan Association ("West Loop") pending shareholder and regulatory approval. At June 30, 1994, West Loop had total loans of $96,304,000, total deposits of $100,160,000 and total assets of $137,676,000. The requisite shareholder approval of the acquisition by Charter was received at a special meeting of West Loop shareholders held on August 4, 1994.

                                    9
NOTE 10 - LONG TERM DEBT

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

NOTE 11 - FEDERAL HOME LOAN BANK ADVANCES

     Two of Charter's subsidiary banks (Charter National Bank-Houston and University National Bank-Galveston) are members of the Federal Home Loan Bank of Dallas ("FHLB"). The FHLB provides advances as a source of funds to each of its members. A portion of the funds used to purchase the residential construction loans from Roosevelt Financial Group on July 1, 1994, as discussed in Note 9, were provided by advances funded on June 30, 1994 from the FHLB. The terms of these advances are as follows: (a) $23,000,000 prepayable floating rate based on the 1-month LIBOR plus 10 basis points (initial rate of 4.66%) due December 30, 1996, and (b) $15,000,000 at a fixed rate of 4.84% due August 29, 1994. These advances are collateralized by a blanket pledge of the subsidiary banks' residential mortgage loans.

NOTE 12 - PURCHASED MORTGAGE SERVICING RIGHTS

     The acquisition of Capital Standard, as discussed in Note 9, included the purchase of Capital Standard's mortgage servicing portfolio. Management has determined that the fair value of these purchased mortgage servicing rights ("PMSR's") to be approximately $1.5 million. The price paid for these PMSR's will be amortized over approximately 10 years. These PMSR's are includable in regulatory tangible capital.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(A) ANALYSIS OF RESULTS OF OPERATIONS

CONDENSED STATEMENTS OF OPERATIONS

    The following is a comparison of Charter's condensed statements of operations for the three and six-month periods ended June 30, 1994 and 1993:

                                    Six Months Ended               Three Months Ended
                                        June 30,        Increase        June 30,       Increase
                                    ----------------               ------------------
                                     1994     1993     (Decrease)   1994       1993   (Decrease)
================================================================================================
                                                          (in thousands)

Interest income                    $19,685   $19,431   $     254   $10,439   $10,829   $  (390)
Interest expense                     6,548     6,778        (230)    3,388     3,555      (167)
- ------------------------------------------------------------------------------------------------
  Net interest income               13,137    12,653         484     7,051     7,274      (223)
Provision for credit losses            109       607        (498)       42       322      (280)
Non-interest income                  6,179     3,937       2,242     4,049     2,066     1,983
Non-interest expense                14,167    13,134       1,033     8,278     6,535     1,743
- ------------------------------------------------------------------------------------------------
Earnings before income taxes         5,040     2,849       2,191     2,780     2,483       297
  Income tax expense                 1,765     1,065         700     1,008       901       107
- ------------------------------------------------------------------------------------------------
Earnings before effect of change
  in accounting principle            3,275     1,784       1,491     1,772     1,582       190
Cumulative effect on prior years
  of a change in accounting for
  Income taxes                        --       2,950      (2,950)     --        --        --
- ------------------------------------------------------------------------------------------------
  NET EARNINGS                     $ 3,275   $ 4,734   $  (1,459)  $ 1,772   $ 1,582   $   190
================================================================================================

    Earnings before income taxes increased $2.2 million for the first six months of 1994 as compared to the first six months of 1993 primarily due to a $1.4 million decrease in losses and carrying costs of other real estate and a $500,000 decrease in the provision for credit losses. Net earnings decreased for the first six months of 1994 to $3,275,000 as compared to $4,734,000 for the first six months of 1993 primarily due to the adoption of SFAS No. 109 in 1993. In the following sections, the major factors affecting the components of income and expense are examined. Information concerning assets and liabilities are subsequently provided so that an evaluation can be made of capitalization and liquidity as they may affect Charter's future outlook.

NET INTEREST INCOME

    The data used in the analysis of the changes in net interest income is derived from the daily average levels of earning assets and interest-bearing liabilities as well as from the rates earned and paid on such amounts. The schedule below gives a comparative analysis of Charter's daily average interest-earning accounts (including non-accruing loans) and interest-bearing accounts for the six-month periods ended June 30, 1994 and 1993. The rates earned and paid on each major type of asset and liability account are then shown beside the average balance in the account for the period. The average yields on all interest-earning assets (including non-accruing loans) and the average cost of all interest-bearing liabilities also are summarized.

COMPARATIVE NET INTEREST MARGIN

                                                           Six Months Ended June 30,
===================================================================================================

                                                       1994                        1993
- ---------------------------------------------------------------------------------------------------
                                          Average              Yield    Average             Yield
                                          Balance    Interest  or Rate  Balance   Interest or Rate
- ---------------------------------------------------------------------------------------------------
                                                             (in thousands)
 Assets:
  Loans                                 $ 257,895   $  10,604  8.22%   $244,486   $ 10,618  8.69%
  Interest-earning deposits                   841          18  4.28         437          8  3.23
  Trading account assets                    5,270         175  6.64       8,712        131  2.97
  Securities:
    Taxable                               305,083       8,260  5.42     268,697      8,287  6.17
    Non-taxable                               651          15  4.71         110          3  5.65
- ---------------------------------------------------------------------------------------------------
Total Securities                          305,734       8,275  5.41     268,807      8,290  6.17
- ---------------------------------------------------------------------------------------------------
  Federal funds sold and securities
    purchased under agreements to
    Resell                                 33,308         613  3.71      26,207        384  3.23
- ---------------------------------------------------------------------------------------------------
  Total Earning Assets/Yield              603,048   $  19,685  6.54%    548,649   $ 19,431  7.09%
- ---------------------------------------------------------------------------------------------------
  Cash and due from banks                  35,054                        31,936
  Other assets                             28,490                        28,143
  Allowance for credit losses              (4,497)                       (4,149)
- ---------------------------------------------------------------------------------------------------
         Total Assets                   $ 662,095                      $ 604,579
===================================================================================================

Liabilities and Shareholders' Equity:
  Interest-bearing demand deposits      $  96,302   $     792  1.66%   $ 94,037   $  1,243  2.67%
  Savings deposits                         38,444         466  2.44      28,078        364  2.61
  Money market savings                    110,331       1,476  2.70      94,091      1,384  2.97
  Other time deposits                     172,159       2,982  3.46     170,720      3,158  3.70
  Securities sold under agreements
    to repurchase                          15,673         285  3.66      18,592        207  2.24
  Long-term debt                           14,074         547  7.83      10,253        422  8.30
- ---------------------------------------------------------------------------------------------------
  Total Interest-Bearing
    Liabilities/Rate                      446,983   $   6,548  2.95%    415,771   $  6,778  3.29%
- ---------------------------------------------------------------------------------------------------
  Demand deposits                         161,820                       141,244
  Other liabilities                         5,977                         6,319
- ---------------------------------------------------------------------------------------------------
         Total Liabilities                614,780                       563,334
  Shareholders' Equity                     47,315                        41,245
- ---------------------------------------------------------------------------------------------------
         Total Liabilities and
            Shareholders' Equity        $ 662,095                     $ 604,579
===================================================================================================
Interest Rate Spread                                           3.59%                        3.80%
===================================================================================================
Net Interest Margin                                            4.38%                        4.62%
===================================================================================================

      The 3.8% increase in net interest income in the first six months of 1994 is due to an increase in earning assets. The interest rate spread of 3.6% and the net interest margin of 4.4% reflect a decrease from their levels in the same period for the prior year. A further understanding of the factors responsible for the year-to-year increase in net interest income can be obtained by examining the changes in: (1) the volume of earning assets and (2) the net interest income produced after the related cost of funding these earning assets.

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

ANALYSIS OF NET INTEREST INCOME

                                               Six Months Ended June 30,
=========================================================================================
                                           1994                          1993
- -----------------------------------------------------------------------------------------
                                Average               Net     Average             Net
                                Earning  Interest  Interest   Earning  Interest Interest
                                Assets    Spread    Income     Assets   Spread   Income
- -----------------------------------------------------------------------------------------
                                                      (in thousands)
SOURCE OF FUNDING

Interest-bearing liabilities   $ 446,983  3.59%   $  8,030   $ 415,771  3.80%   $ 7,947
Non-interest-bearing
  liabilities and
  Equity capital                 156,065  6.54       5,107     132,378  7.09      4,706
- ----------------------------------------------------------------------------------------
  Total                        $ 603,048          $ 13,137    $548,149          $12,653
========================================================================================

      The $484,000 increase in total net interest income between the first six months of 1994 and the first six months of 1993 can be attributed entirely to a higher level of earning assets ($601,913,000 in 1994 versus $546,850,000 in 1993). This factor more than offset the impact of a substantially lower interest spread (6.59% in 1994 versus 7.16% in 1993) on a higher level of earning assets funded with non-interest-bearing funds. The lower interest spread was due to a lower yield on loans. The lower yield on loans was the result of a significantly higher than normal amount of interest accreted into income during the second quarter of 1993 from the early payoff of loans previously purchased at a discount. Interest accreted into income from the early payoff of loans purchased at discounts was approximately $264,000 for the six months ended June 30, 1994 as compared to approximately $598,000 for the same period in 1993.

      Increases in non-interest-bearing sources of funds reflect the increases in non-interest-bearing deposits, which were approximately 29% of total deposits at June 30, 1994. The high level of this type of deposit favorably impacts net interest income. However, the impact is more favorable in periods of relatively higher interest rates than in the current period of low interest rates. Accordingly, the net interest income on earning assets funded with these non-interest-bearing funds would benefit from a rise in interest rates due to the resulting increase in the interest spread.

                                    13
PROVISION FOR CREDIT LOSSES

    The allowance for credit losses at June 30, 1994 of $4,312,000 represented 1.68% of outstanding loans. A year earlier, this ratio was 1.56% and at December 31, 1993, it was 1.59%. Annualized net loans charged off as a percent of average loans outstanding was 0.32% during the first six months of 1994 as compared to 0.20% during the first six months of 1993. The provision for credit losses charged against earnings was $109,000 for the six months ended June 30, 1994, as compared to $607,000 for the corresponding period in 1993.

    The following table is an analysis of the activity in the allowance for credit losses for the three and six-month periods ended June 30, 1994 and 1993:

                                                      Six Months Ended    Three Months Ended
==============================================================================================
                                                         June 30,              June 30,
- ----------------------------------------------------------------------------------------------
                                                   1994       1993       1994       1993
- ----------------------------------------------------------------------------------------------
                                                                  (in thousands)

Average loans outstanding                          $257,895   $242,687   $254,896   $280,293
Loans outstanding at end of period                  255,947    299,958    255,947    299,958
- ----------------------------------------------------------------------------------------------
Transactions in the allowance for credit losses:
  Balance at beginning of period                      4,616      3,792      4,367      3,837
  Provision charged to operating expenses               109        607         42        322
  Allowance of acquired bank                           --          522       --          522
  Loans charged off:
    Real estate                                         261         72         32         23
    Commercial                                          267         94         96         20
    Individuals                                         195        204         94         40
- ----------------------------------------------------------------------------------------------
      Total loans charged off                           723        370        222         83
- ----------------------------------------------------------------------------------------------
  Recoveries on loans previously charged off:
    Real estate                                         162         31         55         13
    Commercial                                           58         49         36         44
    Individuals                                          90         46         34         22
- ----------------------------------------------------------------------------------------------
      Total recoveries                                  310        126        125         79
- ----------------------------------------------------------------------------------------------
        Net loans charged off                           413        244         97          4
- ----------------------------------------------------------------------------------------------
  Balance at end of period                         $  4,312   $  4,677   $  4,312   $  4,677
==============================================================================================
Ratios:
  Allowance as a percent of loans outstanding
    at end of period                                   1.68%      1.56%      1.68%      1.56%
  Allowance as a percent of average loans              1.67       1.93       1.69       1.67
  Net loans charged off as a percent of
    average loans outstanding (annualized)             0.32       0.20       0.15       0.01
==============================================================================================

                                    14
NON-INTEREST INCOME

    Non-interest income increased 56.9% during the first six months of 1994 as compared to the same period in 1993. Excluding the effect of securities transactions and mortgage company fees and sales of originated servicing rights for the six months ended June 30 of each year, non-interest income increased 24.0% in 1994 following a 17.3% increase in 1993. Service charges on deposits, the largest component of non-interest income, increased by 14.4% to $2,928,000 for the six months ended June 30, 1994, as compared to $2,560,000 for the same period in 1993. The increase in service charge income was primarily due to an increase in the average volume of transaction deposit accounts, particularly non-interest-bearing demand accounts, which generate the majority of this fee income. Average non-interest-bearing demand accounts increased by approximately $20.5 million, or 14.6% for the first six months of 1994 as compared to the same period in 1993. The acquisition of University Bank-Galveston in April 1993 contributed to the growth in deposit accounts. At June 30, 1994, non-interest-bearing demand accounts and total deposits at University Bank-Galveston were $14,541,000 and $84,309,000, respectively. Service charges from University Bank-Galveston's deposits included in Charter's consolidated financial statements for the first six months of 1994 were approximately $304,000 compared to $133,000 for the same period in 1993.

    Mortgage company fees and sales of originated servicing rights of $1,478,000 for the six months ended June 30, 1994 are entirely attributable to the acquisition of Capital Standard in April, 1994. Accordingly, no such non-interest income was recorded in the year earlier six-month period. Components of mortgage company fees and sales of originated servicing rights include loan origination income, fees from the sale of originated mortgage servicing rights, appraisal income, loan servicing fees and underwriting income.

    Investment securities gains decreased by $144,000 for the first six months of 1994 as compared to the same period in 1993. Trust fees represent revenues earned by services provided to customers of Charter's Asset Management and Trust Services Department. During the first six months of 1994 trust fees increased $207,000 to $431,000, or by 92.4% compared to the first six months of 1993, due to an increase in the assets under administration which grew to approximately $180 million at the end of June 1994, compared to $152 million at the end of June 1993.

    Other customer service fees increased $115,000 for the six months ended June 30, 1994 as compared to the same period in 1993 due to the acquisition of University Bank-Galveston, which added $89,000 in such income during 1994 as compared to $28,000 in the first six months of 1993. Components of other customer service fees include check printing fees, ATM settlement fees, research fees and wire transfer fees.

    The components of the "other" category of non-interest income consist of rental income on other real estate owned, fees generated from customers engaged in international trade such as foreign exchange fees and letter of credit fees, plus miscellaneous fees such as collection fees, credit card fees, safe deposit rentals and discount brokerage commissions. These fees correlate to the level of transactions in each of the referenced categories. Other non-interest income increased $251,000, or 40.7% in the first six months of 1994 compared to the first six months of 1993. Fees from components within the "other" category which improved in 1994 include a $90,000 increase in fees generated from customers engaged in international trade. Furthermore, the acquisition of University Bank-Galveston added approximately $165,000 in 1994 as compared to $41,000 for the same period in 1993 in this "other" category of fee income.

    The following table sets forth by category the non-interest income and the percentage change from the prior period:

                                              Six Months Ended June 30,         Three Months Ended June 30,
==============================================================================================================
                                               1994              1993              1994            1993
- --------------------------------------------------------------------------------------------------------------
                                         Amount   Change   Amount    Change    Amount Change  Amount   Change
- --------------------------------------------------------------------------------------------------------------
                                                                             (in thousands)
Service charges on deposits             $  2,928   14.4%    2,560    18.5%   $ 1,605   16.5% $ 1,378    33.9%
Other customer service fees                  500   29.9       385     5.2        197    4.8      188     5.0
Investment securities
  gains (losses)                               7  (95.4       151   (76.0)         1  103.3)     (30)  129.4
Trading account
  profits (losses)                           (33)  NM          --     NM         (34)   NM        --     NM
Trust fees                                   431   92.4       224   101.8        216   60.0      135   136.8
Mortgage company fees and sales
  of originated servicing rights           1,478   NM          --       --     1,478    NM        --     --
OTHER                                        868   40.7       617    (11.6)      586   48.4      395     0.8
- --------------------------------------------------------------------------------------------------------------
  Total                                 $  6,179   56.9%  $ 3,937      3.2%  $ 4,049   96.0%  $2,066
==============================================================================================================

"NM" denotes a comparison that is not meaningful.

                                    15
NON-INTEREST EXPENSE

  Non-interest expense increased 7.9% during the first six months of 1994 as compared to the same period in 1993. Non-interest expenses from Capital Standard were $1.5 million in 1994. Excluding the impact of expenses from Capital Standard, non-interest expense decreased 3.6% during the first six months of 1994 as compared to the same period in 1993. The most significant decrease in expenses was in the category of ORE losses and carrying costs. Charter has established an allowance for other real estate in order to recognize possible declines in fair values of foreclosed properties. This allowance is increased by provisions charged to earnings and reduced by writedowns upon the sale of ORE at a loss. ORE losses and carrying costs decreased by approximately $1.4 million primarily due to a declining balance in ORE. Total ORE, net of the allowance for other real estate, declined from a total of $3.6 million at June 30, 1993 to $1.9 million at June 30, 1994. The reduction in ORE has resulted in a substantial reduction in associated carrying costs. Management anticipates that its ongoing efforts to dispose of some or all of the remaining ORE properties will be accompanied by additional reductions in associated carrying costs.

  The largest single line item for non-interest expense continues to be salaries and benefits which increased by $1,823,000, or 31.6% for the first six months of 1994. Approximately $377,000 of the increase in salaries and benefits was generated by University Bank-Galveston, while the Capital Standard acquisition generated an additional $1,099,000. Excluding the impact of the acquisition of University Bank-Galveston and Capital Standard, total salaries and benefits increased by $377,000, or 6.5% for 1994 as compared to 1993.

  The acquisition of University Bank-Galveston was the primary source of increases in several categories of non-interest expense, including net premises and equipment expense, advertising, electronic data processing and deposit insurance premiums. Expense incurred by University Bank-Galveston and reflected on the consolidated financial statements of Charter for 1994 in each of the preceding categories increased approximately $153,000, $44,000, $38,000, and $66,000, respectively, over amouts reflected for the first six months of 1993.

  The acquisition of Capital Standard contributed to increases in several categories of non-interest expense, including net premises and equipment expense, advertising, legal fees, amortization of intangible and "other" expense. Expense incurred by Capital Standard and reflected on the consolidated financial statements of Charter for 1994 in each of the preceding categories approximated $158,000, $12,000, $16,000, $20,000 and $190,000, respectively.

  The following table sets forth by category the operating expenses and the percentage change from the prior period:

                                 Six Months Ended June 30,        Three Months Ended June 30,
================================================================================================
                                    1994            1993              1994            1993
- ------------------------------------------------------------------------------------------------
                               Amount  Change  Amount  Change    Amount  Change  Amount  Change
- ------------------------------------------------------------------------------------------------
                                                         (in thousands)
Salaries and benefits         $7,590   31.6%  $ 5,767   12.3%  $ 4,532   48.6%  $ 3,050  20.6%
Occupancy expense              2,132   25.3     1,702    5.8     1,182   29.0       916  14.5
Advertising                      386   40.9       274   14.6       188   43.5       131  (3.7)
Electronic data processing       667   17.4       568   36.9       345   17.7       293  48.0
Legal fees                       425   43.6       296  (23.7)      207   13.1       183 (28.8)
ORE losses and
 carrying costs                   77  (94.8)    1,469   (6.8)       22  (93.2)      323 (51.6)
Deposit insurance premium        637   (2.7)      655   19.3       318   (8.9)      349  27.4
Amortization of intangibles      129  (49.4)      255   14.3       109  (23.8)      143  28.8
Stationery and supplies          311   59.5       195   25.0       194   81.3       107  33.8
Other                          1,813   (7.2)    1,953   15.7     1,181   13.6     1,040  18.1
- ------------------------------------------------------------------------------------------------
   Total                    $ 14,167    7.9%  $13,134    9.6%   $8,278   26.7%   $6,535  10.1%
================================================================================================

                                    16

(B) ANALYSIS OF FINANCIAL CONDITION

    Total assets at June 30, 1994, were $713,820,000, as compared to Charter's total assets of $667,096,000 at December 31, 1993. Total securities and federal funds sold increased $17.3 and $54.3 million, respectively, from as compared to December 31, 1993. Loans decreased by approximately $34.7 million from year-end 1993. Normal recurring fluctuations increased cash and due from banks by $5.0 million since year-end. The most significant changes in sources of funds were in deposits, securities sold under agreements to repurchase, and long-term debt which increased in the aggregate by approximately $7.7 million, $36.4 million, and $2.5 million, respectively, from year-end 1993.

CAPITAL RESOURCES

    Under the guidelines published by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"), Charter's aggregate risk-weighted assets and off-balance sheet exposures at June 30, 1994 and December 31, 1993, were approximately $325,194,000 and $310,489,000, respectively, calculated as follows:

Risk-Weighted Assets                         June 30,                December 31,
=======================================================================================
                                              1994                      1993
- ---------------------------------------------------------------------------------------
                                     Aggregate Risk-weighted   Aggregate  Risk-Weighted
                                       Amount     Amount         Amount        Amount
- ---------------------------------------------------------------------------------------
                                                     (in thousands)

Securities                          $ 300,988   $ 40,219       $ 283,730   $ 37,982
Loans                                 255,947    218,554         290,674
                                                                            224,687
Other earning assets                   93,919     18,784          39,619      7,924
Cash and due from banks                37,717      4,081          32,745      3,772
All other assets                       29,561     29,554          24,944     24,943
- ---------------------------------------------------------------------------------------
    Total Adjusted Assets (1)       $ 718,132    311,192       $ 671,712    299,308
- ---------------------------------------------------------------------------------------
Total credit-equivalent amount of
    off-balance sheet items            14,002                                11,181
- ---------------------------------------------------------------------------------------
    Total Risk-Weighted Assets      $ 325,194                              $310,489
=======================================================================================
(1)  Total adjusted assets are total assets plus the allowance for credit losses.

    The following table indicates Charter's risk-based capital as calculated in accordance with the Federal Reserve Board's guidelines:

RISK-WEIGHTED CAPITAL                                            June 30, December 31,
=======================================================================================
                                                                 1994         1993
- ---------------------------------------------------------------------------------------
                                                                  (in thousands)
Core Capital (Tier 1):
    Common equity                                              $ 46,566      45,062
    Preferred equity                                                710         710
- ---------------------------------------------------------------------------------------
         Total Core Capital                                      47,276      45,772
- ---------------------------------------------------------------------------------------
Supplementary Capital (Tier 2):
    Allowance for credit losses                                   4,065       3,881
    Mandatory convertible debt                                      --          257
    Subordinated debt                                             1,650       1,650
- ---------------------------------------------------------------------------------------
         Total Supplementary Capital                              5,715       5,788
- ---------------------------------------------------------------------------------------
         Total Capital                                         $ 52,991     $51,560
=======================================================================================
Core capital (Tier 1) as a percentage of
    risk-weighted assets                                          14.55%      14.78%
Total capital (Tier 1 and Tier 2) as a percentage of
    risk-weighted assets                                          16.31%      16.65%
Core capital as a percentage of quarterly
    average assets (leverage ratio)                               7.00%        6.90%
Tangible core capital as a percentage of
    quarterly average assets (tangible leverage ratio)            6.41%        6.64%
=======================================================================================

                                    17

RATE-SENSITIVE ASSETS AND LIABILITIES

    Interest rate sensitivity is a measure of the volatility of the net interest margin as a consequence of changes in market rates. The following table summarizes the rate sensitivity of earning assets and interest-bearing liabilities of Charter at June 30, 1994. Charter monitors the rate sensitivity gap (rate-sensitive, earning assets less rate-sensitive, interest-bearing liabilities) at least monthly in the normal process of asset and liability management. Money market savings accounts are included in the 31-90 days category. Passbook savings accounts and regular interest-bearing demand accounts with balances at June 30, 1994, of approximately $39.5 million and $91.9 million, respectively, are included in the 91-180 days category. Although repricing on such accounts is possible at any time, the historical stability of the rates paid on such accounts supports this classification.

    At June 30, 1994, the table shows a positive (asset-sensitive) rate sensitivity gap of $185 million in the 1-30 day repricing category. The gap beyond thirty days becomes more liability-sensitive as interest-bearing liabilities that reprice within 90 days, 180 days and one year become greater in volume than rate-sensitive assets that are subject to repricing in the same respective time periods.

                                                                Rate Sensitive Within
=================================================================================================================
                                     1-30         31-90    91-180      181 Days-    1-5        Over
                                     Days         Days      Days        1 Year      Years    5 Years     Total
- -----------------------------------------------------------------------------------------------------------------
                                                                    (in thousands)
Earning Assets:
Loans                              $167,874     $ 8,572    $  9,108   $ 22,158   $ 33,861   $ 14,374   $255,947
  Securities                         21,809      19,166      34,684     49,427    114,846     61,056    300,988
  Other earning assets               93,919        --          --         --         --         --       93,919
- -----------------------------------------------------------------------------------------------------------------
    TOTAL EARNING ASSETS            283,602      27,738      43,792     71,585    148,707     75,430    650,854
- -----------------------------------------------------------------------------------------------------------------
Interest-Bearing Liabilities:
  Interest-bearing deposits          46,777     149,021     160,751     32,176     31,621        284    420,630
  Repurchase agreements and FHLB
    advances                         34,338      15,000        --         --         --         --       49,338
  Borrowed funds                      2,750        --           200       --        2,100     10,000     15,050
- -----------------------------------------------------------------------------------------------------------------
    Total Interest-Bearing
        Liabilities                  83,865     164,021     160,951     32,176     33,721     10,284    485,018
- -----------------------------------------------------------------------------------------------------------------
Interest-Bearing Assets Less
  Interest-Bearing Liabilities     $199,737   $(136,283)  $(117,159)  $ 39,409   $114,986   $ 65,146   $165,836
=================================================================================================================
Cumulative Gap                     $199,737   $  63,454   $ (53,705)  $(14,296)  $100,690   $165,836       --
Cumulative Amounts as a
    Percentage of Total
    Interest-Earning Assets           70.43%      20.38%     (15.12)%    (3.35)%   17.50%     25.48%      --
Cumulative Ratio                       3.38X       1.26X       0.87X      0.97X     1.21X      1.34X      1.34X
=================================================================================================================

    The foregoing table shows the interval of time in which given volumes of earning assets and interest-bearing liabilities would be responsive to changes in market interest rates based on their contractual maturities or terms for repricing. It is, however, only a static, single-day depiction of Charter's rate sensitivity structure, which can be adjusted in response to changes in forecasted interest rates. Various off-balance sheet instruments may be used in managing Charter's interest rate sensitivity. Instruments which may be used include interest rate swaps, futures and forward rate agreements which serve to hedge interest rate risk by matching the maturity rate of securities and loans with funding sources. Charter evaluates the creditworthiness of the counterparties to these agreements under its credit policy guidelines. Off-balance sheet instruments which complement discretionary balance sheet management may be incorporated in overall interest rate risk analysis. As of June 30, 1994, $40 million notional amount of "prime" rate caps had been sold and were outstanding. This strategy is expected to stabilize net interest income in the event of a decline in the prime lending rate below the national rate of 6%. Furthermore, $40 million notional amount of "prime" rate caps had been purchased and were outstanding. This strategy was expected to stabilize the impact on net interest income from the interest rate caps sold in the event of rapidly rising interest rates, which may result in an increase in the prime lending rate above 8.5%. These interest rate agreements, along with the availability of other mechanisms such as interest rate futures, swaps and future rate agreements, provide Charter the flexibility to change the rate sensitivity gap should the interest rate outlook change. At June 30, 1994, there were no interest rate swaps in effect.

                                    18
LIQUIDITY

      Like any commercial bank, the liability structure of Charter's subsidiary banks requires that Charter maintain an appropriate level of liquid resources to meet normal day-to-day fluctuations in deposit volume and to make new loans and investments as opportunities arise. Liquidity can be provided by either assets or liabilities. Traditional sources of liquidity include cash and due from demand balances, money market investments, investment security maturities and prepayments, loan maturities and repayments, and core deposit growth. Other sources of asset liquidity readily available to Charter include interest-bearing deposits with other financial institutions and trading account assets. At June 30, 1994, Charter had $37,717,000 in cash, $93,916,000 in federal funds sold and a $300,988,000 total securities portfolio in which the market value was approximately $5,398,000 less than the carrying value. The average loan-to-deposit ratio for the six-month period ended June 30, 1994 was 44.5%.

      A financial service company's activities consist primarily of financing and investing activities. These activities result in large cash flows. Charter's Consolidated Statements of Cash Flows on page 4 indicate the sources of these cash flows. In addition to the assets which could be readily converted to cash during the first six months of 1994, Charter received $63,135,000 in proceeds from maturities and prepayments of securities.

      Charter has substantial liability liquidity through its customer base. In addition to normal core deposit growth, liability liquidity is available through various sources of purchased funds. Charter emphasizes direct issuance of liabilities in order to develop stable, long-lasting funding relationships. At June 30, 1994, Charter had $11,338,000 in securities sold under agreements to repurchase, all of which were transactions effected through existing deposit customers, rather than through the national markets. Liquidity and matched funding may also be obtained from the FHLB, of which Charter-Houston and University Bank-Galveston are members. At June 30, 1994, Charter had $38,000,000 in advances from the FHLB (see Notes 9 and 11). There were no federal funds purchased or other short-term borrowings, reflecting management's continuing effort to limit the use of more expensive purchased funds. The liquidity of Charter also may be maintained through access to the Federal Reserve System's "discount window," which is a liquidity source all banks may avail themselves of if needed.

LOANS

      Total loans have decreased $34,727,000, OR 11.95%, from December 31, 1993 to June 30, 1994. The following is a schedule of loans outstanding classified by type:

                                                      June 30,   December 31,
=============================================================================
                                                       1994           1993
- -----------------------------------------------------------------------------
                                                          (in thousands)
Commercial, financial and industrial                $  66,148    $  58,421
Commercial real estate                                 46,991       50,467
Real estate-construction                                9,882        6,477
Real estate-multi-family                               18,221       16,573
Real estate-1-4 family                                 52,280      101,375
Loans to individuals                                   62,425       57,361
- -----------------------------------------------------------------------------
Total Loans                                         $ 255,947    $ 290,674
=============================================================================

                                    19

NON-PERFORMING ASSETS AND PAST DUE LOANS

      The following table sets forth the components of non-performing assets and past due loans as of June 30, 1994 and December 31, 1993:

                                                          June 30, December 31,
=============================================================================
                                                              1994      1993
- -----------------------------------------------------------------------------
                                                              (in thousands)
Non-accrual loans:
  Real estate                                               $ 1,045   $1,172
  Commercial and industrial                                     581      464
  Individual                                                   --         98
  Other                                                          40     --
- -----------------------------------------------------------------------------
      Total non-accrual loans                                 1,666    1,734
- -----------------------------------------------------------------------------
Restructured loans:
  Real estate                                                   211      213
  Commercial and industrial                                    --       --
  Individual                                                   --       --
  Other                                                        --       --
- -----------------------------------------------------------------------------
      Total restructured loans                                  211      213
- -----------------------------------------------------------------------------
Other real estate, net and collateral acquired                1,999    2,218
- -----------------------------------------------------------------------------
      Total non-performing assets                           $ 3,876   $4,165
============================================================================
Loans past due 90 days or more and still accruing interest:
  Real estate                                               $   125   $  207
  Commercial and industrial                                     588       19
  Individual                                                    356      342
  All other loans                                                 4        9
- -----------------------------------------------------------------------------
      Total loans past due 90 days or more
        and still accruing interest                         $ 1,073   $  577
=============================================================================
Ratios:
  Allowance for credit losses as a
    percentage of loans                                         1.7%     1.6%
  Allowance for credit losses as a
    percentage of non-accrual loans                           258.9    266.2
  Allowance for credit losses as a
    percentage of non-performing loans (1)                    146.2    182.9
  Non-performing loans as a percentage
    of total loans (1)                                          1.2      0.9
  Total non-performing assets as a
    percentage of total assets                                  0.5      0.6
=============================================================================

(1) Non-performing loans includes non-accrual loans, restructured loans and loans past due 90 days or more and still accruing interest.

      Total non-performing assets decreased $289,000 since year-end to $3,876,000 at June 30, 1994. Total non-performing assets as a percentage of total assets was 0.5% at June 30, 1994 and 0.6% at December 31, 1993.

      Charter has $50,000 in loans outstanding to foreign corporations or governments. At June 30, 1994 and December 31, 1993, Charter had none and $47,000, respectively, in properties subject to a sales contract and accounted for under the "deposit method" as defined in Statement of Financial Accounting Standards No. 66.

PART II

OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (b)    Reports on Form 8-K


      On July 14, 1994, Charter filed a Form 8-K to report the acquisition of certain residential construction loan.

      All other items prescribed by Part II of Form 10-Q are inapplicable and accordingly have been omitted.

                                                           SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    CHARTER BANCSHARES, INC.
                                                    -------------------------
                                                          (Registrant)




                                            By:
                                                ------------------------------
                                                    William S. Shropshire, Jr.
                                                    Chief Financial Officer
                                                    and Treasurer
                                                    (Principal financial and
                                                    accounting officer)

Date:  August 12, 1994
                                    21