Form 10-Q
period 1994-09-30
CHARTER BANCSHARES INC
filed 1994-11-14
CIK 718607

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q
(MARK ONE)

   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1994

                                    OR

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ______to ______

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

                             Yes /X/    No / /

The number of shares outstanding of each class of the registrant's capital stock as of September 30, 1994:

Class of Stock                                         Shares Outstanding
- - - --------------                                         ------------------
COMMON STOCK, PAR VALUE $1.00                             5,773,216
CLASS B SPECIAL COMMON STOCK, PAR VALUE $1.00               209,261
PREFERRED STOCK, $50.00 PAR VALUE, 8% PER ANNUM              14,201

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
CHARTER BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                                     SEPTEMBER 30,  December 31,
ASSETS                                                   1994           1993
- - - ------                                               -------------  -----------
                                                             (in thousands)

Cash and due from banks ..............................   $  38,614    $  32,745
Federal funds sold and securities purchased under
  agreements to resell ...............................      40,202       39,617
Interest-bearing deposits in financial institutions ..           3            3
Trading account assets ...............................        --           --
Securities held for investment (market value of
 $169,737,000 at September 30, 1994, and $141,101,000
 at December 31, 1993, respectively) .................     175,833      139,797
Securities available for sale (market value of
 $108,999,000 at September 30, 1994, and
 $145,581,000 at December 31, 1993) ..................     108,999      143,932
                                                         ---------    ---------
Loans ................................................     318,242      290,674
  Less: Allowance for credit losses (Note 2) .........       4,445        4,616
                                                         ---------    ---------
    Loans, Net .......................................     313,797      286,058
                                                         ---------    ---------
Premises and equipment ...............................      14,052       13,006
Accrued interest receivable ..........................       3,980        3,687
Other real estate, net (Note 3) ......................       1,716        2,178
Intangibles assets, net ..............................       4,320        2,220
Purchased mortgage servicing rights (Note 12) ........       2,125         --
Other assets .........................................       2,970        3,853
                                                         ---------    ---------
TOTAL ASSETS .........................................   $ 706,611    $ 667,096
                                                         =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest-bearing demand ......................   $ 178,253    $ 173,862
    Savings ..........................................      36,202       35,356
    Interest-bearing demand ..........................      88,251       98,982
    Money market savings .............................     108,546      107,665
    Time over $100,000 ...............................      67,188       60,182
    Time under $100,000 ..............................     110,810      112,707
                                                         ---------    ---------
     Total Deposits ..................................     589,250      588,754
                                                         ---------    ---------
  Securities sold under agreements to repurchase .....      13,474       12,941
  Federal Home Loan Bank advances (Note 11) ..........      33,000         --
  Accrued interest payable ...........................       1,295          979
  Other liabilities ..................................       6,350        4,843
  Subordinated long-term debt (Note 10) ..............      12,750       11,250
  Mandatory convertible subordinated debentures ......        --            257
  Other long-term debt ...............................       2,300        2,300
                                                         ---------    ---------
     Total Liabilities ...............................     658,419      621,324
                                                         ---------    ---------
Shareholders' Equity (Notes 5 and 6):
  Preferred stock (400,000 shares authorized;
     issued:  1994 and 1993 - 14,204 shares) .........         710          710
  Common stock (12,000,000 shares authorized;
    issued:  1994 - 5,943,491 shares; 1993 -
    5,642,682 shares) ................................       5,944        5,643
  Class B special common stock (250,000 shares
   authorized; issued: 1994 - 209,261 shares;
   1993 - 199,282 shares) ............................         209          199
  Series C special common stock (50,000 shares
   authorized; issued: 1994 - 47,160 shares and
   1993 - 44,915 shares) .............................          47           45
  Capital surplus ....................................      35,609       31,159
  Retained earnings ..................................       8,592        8,749
  Unrealized depreciation on securities available
   for sale (Note 8) .................................      (2,181)        --
  Treasury stock at cost (1994 - 170,275 shares
   common and 3 preferred; 1993 - 161,529 shares
   common and 3 preferred) ...........................        (738)        (733)
                                                         ---------    ---------
     Total Shareholders' Equity ......................      48,192       45,772
                                                         ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...........   $ 706,611    $ 667,096
                                                         =========    =========

      The accompanying notes are an integral part of the consolidated financial statements.

CHARTER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                                                Nine Months Ended          Three Months Ended
                                                    September 30,              September 30,
                                              -------------------------   ------------------------
                                                 1994           1993         1994         1993
                                              -----------    ----------   ----------   -----------
                                                     (in thousands, except per share amounts)
Interest Income:
  Loans, including fees ...................   $    18,149    $   16,509   $    7,545   $     5,891
  Investment securities ...................        12,521        12,367        4,246         4,077
  Trading account assets ..................           175           131         --            --
  Federal funds sold ......................           843           497          259           123
  Securities purchased under agreements
   to resell ..............................            29             7         --              (3)
  Interest-bearing deposits ...............            18            10         --               2
                                              -----------    ----------   ----------   -----------
    Total Interest Income .................        31,735        29,521       12,050        10,090
                                              -----------    ----------   ----------   -----------

Interest Expense:
  Deposits:
    Interest-bearing demand ...............         1,154         1,910          362           667
    Savings ...............................           690           601          224           237
    Money market savings ..................         2,324         2,153          848           769
    Time over $100,000 ....................         1,819         1,711          732           549
    Time under $100,000 ...................         2,920         3,037        1,025         1,041
  Securities sold under agreements to
   repurchase .............................           392           276          107            69
  Federal funds purchased .................           360          --            360          --
  Long-term debt ..........................           863           703          316           281
                                              -----------    ----------   ----------   -----------
    Total Interest Expense ................        10,522        10,391        3,974         3,613
                                              -----------    ----------   ----------   -----------
Net interest income .......................        21,213        19,130        8,076         6,477
Provision for credit losses (Note 2) ......           191           659           82            52
                                              -----------    ----------   ----------   -----------
    Net Interest Income After Provision
      for Credit Losses ...................        21,022        18,471        7,994         6,425
                                              -----------    ----------   ----------   -----------

Non-Interest Income:
  Service charges on deposit accounts .....         4,686         4,025        1,758         1,465
  Other customer service fees .............           770           602          331           217
  Trust Fees ..............................           594           385          163           161
  Trading account profits (losses) ........           (33)         --           --            --
  Securities gains (losses) ...............            17           121           10           (30)
  Mortgage company fees and sales of
    originated servicing rights ...........         3,006          --          1,528          --
  Other ...................................         1,318         1,112          389           495
                                              -----------    ----------   ----------   -----------
    Total Non-Interest Income .............        10,358         6,245        4,179         2,308
                                              -----------    ----------   ----------   -----------
Non-Interest Expense:
  Salaries and employee benefits ..........        12,326         8,737        4,736         2,970
  Occupancy expense .......................         3,419         2,678        1,287           976
  Advertising .............................           575           416          189           142
  Data processing .........................         1,024           813          357           245
  Legal fees ..............................           729           446          304           150
  Losses and carrying costs of
    other real estate (Note 3) ............           144         1,588           67           119
  Deposit insurance premiums ..............           958           981          321           326
  Amortization of intangibles .............           270         2,027          141         1,772
  Stationery and supplies .................           525           316          214           139
  Other ...................................         3,047         2,806        1,234           835
                                              -----------    ----------   ----------   -----------
    Total Non-Interest Expense ............        23,017        20,808        8,850         7,674
                                              -----------    ----------   ----------   -----------
Earnings before income taxes ..............         8,363         3,908        3,323         1,059
  Income tax expense ......................         2,912           401        1,147          (664)
                                              -----------    ----------   ----------   -----------
Earnings before effect of change in
 accounting principle .....................         5,451         3,507        2,176         1,723
  Cumulative effect on prior years of a
   change in accounting for income taxes
   (Note 4) ...............................          --           2,950         --            --
                                              -----------    ----------   ----------   -----------
    NET EARNINGS ..........................   $     5,451    $    6,457   $    2,176   $     1,723
                                              ===========    ==========   ==========   ===========
Earnings per common share (Note 6):
  Primary earnings before change in
   accounting principle ...................   $      0.90    $     0.57   $     0.35   $      0.28
  Fully diluted earnings before change
   in accounting principle ................          0.90          0.57         0.35          0.28
  Cumulative effect of change in accounting
   for income taxes .......................          --             .49         --            --
  Primary .................................          0.90          1.06         0.35          0.28
  Fully diluted ...........................          0.90          1.06         0.35          0.28
                                              -----------    ----------   ----------   -----------
Weighted Average Shares Outstanding:
  Primary .................................     6,023,958     6,011,261    6,029,637     6,011,337
  Fully diluted ...........................     6,029,637     6,029,429    6,029,637     6,028,634
                                              ===========    ==========   ==========   ===========

      The accompanying notes are an integral part of the consolidated financial statements.

CHARTER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)
                                                        NINE MONTHS ENDED       Year Ended
                                                        SEPTEMBER 30, 1994   December 31, 1993
                                                        ------------------   -----------------
                                                                    (in thousands)
Preferred stock, ($50.00 par value)
  Balance at beginning of year ......................         $     710          $     710
                                                              ---------          ---------
    Balance at end of period (14,204 shares issued
      and 14,201 shares outstanding) ................               710                710
                                                              ---------          ---------
Common stock ($1.00 par value)
  Balance at beginning of year ......................             5,643              5,374
  Stock dividend (282,769 shares in 1994 and
   268,472 shares in 1993) ..........................               283                269
  Conversion of debentures (18,040 shares in 1994 and
    123 shares in 1993) .............................                18               --
                                                              ---------          ---------
    Balance at end of period (5,943,491 shares
      issued and 5,773,216 shares outstanding) ......             5,944              5,643
                                                              ---------          ---------
Class B special common stock ($1.00 par value)
  Balance at beginning of year ......................               199                190
  Conversion of debentures (19 shares in 1994) ......              --                 --
  Stock dividend (9,960 shares in 1994 and 9,484
   shares in 1993) ..................................                10                  9
                                                              ---------          ---------
    Balance at end of period (209,261 shares issued
      and outstanding) ..............................               209                199
                                                              ---------          ---------
Series C special common stock ($1.00 par value)
  Balance at beginning of year ......................                45                 43
  Stock dividend - common stock (2,245 shares in
   1994 and 2,138 shares in 1993) ...................                 2                  2
                                                              ---------          ---------
    Balance at end of period (47,160 shares issued
      and outstanding) ..............................                47                 45
                                                              ---------          ---------
Capital surplus
  Balance at beginning of year ......................            31,159             27,726
  Conversion of debentures ..........................               247                  2
  Stock dividend - common stock .....................             4,203              3,431
                                                              ---------          ---------
    Balance at end of period ........................            35,609             31,159
                                                              ---------          ---------
Retained earnings
  Balance at beginning of year ......................             8,749              5,326
  Cash dividends - preferred stock ..................               (57)               (57)
  Cash dividend - common stock ......................            (1,053)            (1,015)
  Stock dividend - common stock .....................            (4,498)            (3,711)
  Net earnings ......................................             5,451              8,206
                                                              ---------          ---------
    Balance at end of period ........................             8,592              8,749
                                                              ---------          ---------
Unrealized appreciation (depreciation) on
  securities available for sale .....................            (2,181)              --
                                                              ---------          ---------
Treasury stock
  Balance at beginning of period ....................              (733)              (733)
  Treasury stock acquired through conversion of
    debentures (639 shares in 1994) .................                (5)              --
    Balance at end of period (170,275 shares common
      and 3 shares preferred) .......................              (738)              (733)
                                                              ---------          ---------
TOTAL SHAREHOLDERS' EQUITY (Notes 5 and 6) ..........         $  48,192          $  45,772
                                                              =========          =========

      The accompanying notes are an integral part of the consolidated financial statements.

CHARTER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                Nine Months Ended  September 30,
                                                        1994           1993
                                                  ---------------  -------------
Cash flows from operating activities: ..............        (in thousands)
  Net earnings .....................................    $   5,451     $   6,457
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    Depreciation and amortization ..................        1,811         1,130
    Amortization of intangibles ....................          270         2,027
    Net amortization of premiums and
     discounts on securities .......................        1,861         2,961
    Provision for credit losses ....................          191           659
    Provision for other real estate losses .........         --           1,439
    Net gain on sales of securities ................          (17)         (211)
    Writedown of securities ........................         --              90
    Origination of loans available for sale ........     (112,595)         --
    Proceeds from sales of loans available for sale       101,086          --
    Net gain on sale of loans ......................       (1,125)         --
    Net trading account activity ...................           33          --
    Net gain on sales of fixed assets, other real
     estate and collateral acquired ................          (67)           (8)
    Net (increase) decrease in other assets and
     interest receivable ...........................          (75)         (479)
    Net increase (decrease) in other liabilities
     and interest payable ..........................        1,436          (189)
    Net (increase) decrease in deferred tax asset ..        1,464        (2,680)
    Increase (decrease) in outstanding expense
     and interest checks ...........................          178           (29)
                                                        ---------     ---------
     Total Adjustments .............................       (5,549)        4,710
                                                        ---------     ---------
       Net Cash Provided by (Used in) Operating
        Activities .................................          (98)       11,167
                                                        ---------     ---------
Cash flows from investing activities:
  Net decrease in interest-bearing deposits ........         --             686
  Proceeds from sales of securities ................        8,059         6,508
  Proceeds from maturities and prepayments of
   securities ......................................       78,208        97,407
  Purchase of securities ...........................      (92,232)     (110,601)
  Net (increase) decrease in loans .................       60,511       (20,347)
  Purchases of loans held to maturity ..............      (75,537)         --
  Capital expenditures .............................       (2,274)         (626)
  Proceeds from sales of other real estate .........          575           779
  Purchase of mortgage servicing rights ............         (730)         --
  Purchase of mortgage company, net of acquired
   cash equivalents ................................       (3,371)         --
  Purchase of banking branches, net of acquired
   cash equivalents ................................       19,317          --
  Purchase of banking organization, net of acquired
   cash equivalents ................................         --           4,433
                                                        ---------     ---------
       Net Cash Provided by (Used in) Investing
        Activities .................................       (7,474)      (21,761)
                                                        ---------     ---------
Cash flows from financing activities:
  Net decrease in non-interest-bearing, demand,
    savings, interest-bearing demand and money
    market accounts ................................      (18,259)       (7,880)
  Net decrease in certificate of deposits ..........       (1,988)      (24,509)
  Net increase (decrease) in securities sold
   under agreements to repurchase ..................          533        (6,633)
  Net increase in Federal Home Loan Bank advances ..       33,000          --
  Payment of long-term debt ........................       (1,000)       (1,361)
  Payment of common dividends ......................         (703)         (723)
  Payment of preferred dividends ...................          (57)          (57)
  Increase in long-term debt .......................        2,500         7,500
                                                        ---------     ---------
       Net Cash Provided by (Used in) Financing
        Activities .................................       14,026       (33,663)
                                                        ---------     ---------
Net Increase (Decrease) in Cash and Cash
 Equivalents .......................................        6,454       (44,257)
                                                        ---------     ---------
Cash and Cash Equivalents at Beginning of Period ...       72,362        81,603
                                                        ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .........    $  78,816     $  37,346
                                                        =========     =========
SUPPLEMENTAL DISCLOSURE:
  Interest paid ....................................    $  10,207     $  10,623
  Taxes paid .......................................          350         1,305
                                                        =========     =========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
 FINANCING ACTIVITIES:
  Other real estate and collateral acquired ........    $     248     $     996
  Loans made to finance sales of other real estate .          210           448
                                                        =========     =========

      The accompanying notes are an integral part of the consolidated financial statements.

CHARTER BANCSHARES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

  The accounting and reporting policies of Charter Bancshares, Inc. ("Charter" or "the Company") conform to generally accepted accounting principles and to general practices within the banking industry. The accompanying consolidated financial statements include the accounts of Charter and its subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation. Certain amounts have been reclassified in the accompanying consolidated financial statements from those previously reported for the quarter ended September 30, 1993 to conform to current year financial statement classifications.

  The accompanying consolidated financial statements were not audited by independent certified public accountants, but in the opinion of management reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of same.

NOTE 2 - ALLOWANCE FOR CREDIT LOSSES

  The following table is an analysis of the activity in the allowance for credit losses for the nine months ended September 30, 1994 and 1993:

                                                           1994          1993
                                                          -------       -------
                                                               (in thousands)

Balance at beginning of period .....................      $ 4,616       $ 3,792
Provision charged to operating expenses ............          191           659
Allowance of acquired bank .........................         --             522
Loans charged off ..................................         (814)         (516)
Less recoveries on loans previously charged off ....          452           213
                                                          -------       -------
Net loan charge-offs ...............................         (362)         (303)
                                                          -------       -------
Balance at end of period ...........................      $ 4,445       $ 4,670
                                                          =======       =======
NOTE 3 - ALLOWANCE FOR OTHER REAL ESTATE LOSSES

  Other real estate ("ORE") is reflected on the consolidated balance sheets net of an allowance for anticipated losses on other real estate. The following table is an analysis of activity in the allowance for anticipated losses on other real estate for the nine months ended September 30, 1994 and 1993:
                                                          1994           1993
                                                         -------        -------
                                                               (in thousands)

Balance at beginning of period ...................       $ 2,418        $ 3,569
Provision charged to operating expenses ..........          --            1,439
Allowance of acquired bank .......................          --               10
Reductions .......................................           (56)        (1,272)
                                                         -------        -------
Balance at end of period .........................       $ 2,362        $ 3,746
                                                         =======        =======
NOTE 4 - INCOME TAXES

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

NOTE 5 - DIVIDENDS

  Charter's board of directors declared cash dividends totalling $378,000, $351,000 and $381,000 that were paid March 31, 1994, July 20, 1994 and
October 14, 1994, while cash dividends totalling $195,000, $278,000 and $307,000 were paid March 31, 1993, June 30, 1993 and September 30, 1993 to shareholders of common and preferred stock. Of the amounts paid on March 31 and September 30 in each year, $28,000 was paid to holders of the initial series preferred stock and the remainder was paid on the common stock.

NOTE 6 - EARNINGS PER COMMON SHARE

  Earnings per common share are computed as follows:
                                                         Nine Months Ended         Three Months Ended
                                                           September 30,               September 30,
                                                      ------------------------    ------------------------
                                                         1994          1993         1994          1993
                                                      ----------    ----------    ----------    ----------
                                                          (in thousands, except per share amounts)
Earnings before cumulative effect of a change in
  accounting principle ...........................    $    5,451    $    3,507    $    2,176    $    1,723
Cumulative effect on prior years of a change in
  accounting for income taxes ....................          --           2,950          --            --
                                                      ----------    ----------    ----------    ----------
Net earnings .....................................         5,451         6,457         2,176         1,723
                                                      ----------    ----------    ----------    ----------
Less preferred dividend requirements .............            57            57            28            28
                                                      ----------    ----------    ----------    ----------
Primary earnings applicable to common
  shareholders ...................................         5,394         6,400         2,148         1,695
Interest expense on debentures ...................             5            14          --               5
                                                      ----------    ----------    ----------    ----------
Fully diluted earnings applicable to common
  shareholders ...................................    $    5,399    $    6,414    $    2,148    $    1,700
                                                      ==========    ==========    ==========    ==========
Primary earnings per common share:
  Earnings before cumulative effect of a change in
    accounting principle .........................    $     0.90    $     0.57    $     0.35    $     0.30
  Cumulative effect of a change in accounting for
    income taxes .................................          --            0.49          --            --
                                                      ----------    ----------    ----------    ----------
  Net earnings ...................................    $     0.90    $     1.06    $     0.35    $     0.30
                                                      ==========    ==========    ==========    ==========
Fully diluted earnings per common share:
  Earnings before cumulative effect of a change in
    accounting principle .........................    $     0.90    $     0.57    $     0.35    $     0.28
  Cumulative effect of a change in accounting for
    income taxes .................................          --            0.49          --            --
                                                      ----------    ----------    ----------    ----------
  Net earnings ...................................    $     0.90    $     1.06    $     0.35    $     0.28
                                                      ==========    ==========    ==========    ==========
Weighted average common shares outstanding:
  Primary ........................................     6,023,958     6,011,261     6,029,637     6,011,337
  Fully diluted ..................................     6,029,637     6,029,429     6,029,637     6,028,634

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

NOTE 7 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

  Fair values were estimated by management as of September 30, 1994 and December 31, 1993, which required the exercise of considerable judgment. Accordingly, the estimates presented herein are not necessarily indicative of the amounts Charter could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated values presented.

  The estimated fair values of Charter's financial instruments were as follows:

                                      SEPTEMBER 30,           December 31,
                                          1994                    1993
                                  ---------------------   ---------------------
                                  CARRYING     FAIR       Carrying      Fair
                                   AMOUNT      VALUE       Amount       Value
                                  ---------   ---------   ---------   ---------
Financial Assets:

  Cash and short-term
   investments .................  $  78,819   $  78,819   $  72,365   $  72,365
  Securities ...................    284,832     278,736     283,729     286,682
  Loans ........................    318,242     317,452     290,674     292,602
  Less: allowance for credit
   losses ......................     (4,445)     (4,445)     (4,616)     (4,616)
                                  ---------   ---------   ---------   ---------
    Loans, net .................  $ 313,797   $ 313,007   $ 286,058   $ 287,986
                                  ---------   ---------   ---------   ---------

Financial Liabilities:

  Deposits .....................  $ 589,250   $ 590,368   $ 588,754   $ 589,794
  Securities sold under
   agreements to repurchase ....     13,474      13,474      12,941      12,941
  Federal Home Loan Bank
   advances ....................     33,000      33,000        --          --
  Long-term debt and debentures      15,050      13,794      13,550      12,133
                                  ---------   ---------   ---------   ---------

Unrecognized financial
 instruments:

  Commitments to extend credit .  $  92,562   $  92,562   $  41,371   $  41,371
  Standby letters of credit ....     10,460      10,460       4,165       4,165
                                  =========   =========   =========   =========

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

    Presently, the Company classifies $108,999,000 of its debt securities as available for sale and carries them at fair value. Application of the new rules resulted in an estimated decrease of approximately $2,181,000 in shareholders' equity as of September 30, 1994, representing the recognition in shareholders' equity of unrealized depreciation, net of taxes, for the Company's investment in debt and equity securities determined to be available-for-sale.

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

    On April 27, 1994, Charter consummated the acquisition of certain assets and liabilities of Capital Standard Mortgage, Inc., which has since been renamed Charter Mortgage Company, Inc. ("Charter Mortgage"). Charter Mortgage has become a 90-percent owned subsidiary of Charter National Bank
- - - - Houston ("Charter-Houston"). The remaining 10 percent of Charter Mortgage's stock is owned by principals of Charter Mortgage. Charter Mortgage presently operates mortgage production offices in Houston, Austin, Dallas, Plano and Arlington. At April 27, 1994, the servicing portfolio totalled approximately $126 million and loans in the pipeline totalled approximately $80 million; both the servicing portfolio and the pipeline were comprised of relatively low rate mortgages with a weighted average coupon of approximately 7.5%, which should be resistant to accelerated prepayments.

    On July 1, 1994, Charter consummated the acquisition of residential construction loans and selected fixed assets from Roosevelt Financial Group, Chesterfield, Missouri. The residential construction loans represented the existing construction portfolio generated by the construction lending operations of Farm and Home Savings Association ("Farm and Home") prior to the June 30, 1994 acquisition of Farm and Home by Roosevelt Financial Group. In addition to purchasing these construction loans and selected fixed assets, Charter employs approximately 20 persons previously employed by Farm and Home and associated with the construction lending area. The loans and selected fixed assets were purchased by Charter-Houston, a wholly owned national bank subsidiary of Charter.

    The purchased residential construction loans represent approximately $75 million in outstanding balances, with total credit lines of approximately $210 million. Approximately one-third of the outstanding loans are for home construction in Houston, one-third in Dallas, and the balance are for homes in Austin and San Antonio. A typical interim construction loan will have an average life of less than one year and earn interest that floats at the prime rate plus one to one and one-half percent (the prime rate as of September 30, 1994 was 7.75%). Additional fees may be earned on construction loans in the form of origination fees, inspection fees, appraisal fees, and extension fees. The purchased fixed assets of approximately $267,000 are primarily comprised of the furniture and equipment used in Farm and Home's construction lending area. Except for approximately $11,000 in miscellaneous accounts payable related to construction loans, there were no other liabilities assumed by Charter in the transaction. All of the loans and selected fixed assets were purchased at the existing net book values as reflected on Roosevelt Financial Group's books, which amounts approximate their fair value. No purchase premium or discount was paid to or received from Roosevelt Financial Group.

    A portion of the purchase price was financed by $38 million in borrowings from the Federal Home Loan Bank of Dallas ("FHLB"). The remaining purchase price was funded through the utilization of existing liquid assets in the form of federal funds sold and short-term investments.

    Neither of these acquisitions have an immediate material impact on the consolidated financial position of Charter. However, these acquisitions provide Charter with access to new markets, an increase in potential revenues and, with the addition of the mortgage company, an ability to offer a wider range of mortgage-related products and services.

    On July 8, 1994, Charter agreed to acquire Houston-based West Loop Savings and Loan Association ("West Loop") pending shareholder and regulatory approval. At September 30, 1994, West Loop had total loans of $88,372,000, total deposits of $102,130,000 and total assets of $140,446,000. The requisite shareholder approval of the acquisition by Charter was received at a special meeting of West Loop shareholders held on August 4, 1994.

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

NOTE 11 - FEDERAL HOME LOAN BANK ADVANCES

    Two of Charter's subsidiary banks (Charter National Bank-Houston and University National Bank-Galveston) are members of the FHLB. The FHLB provides advances as a source of funds to each of its members. A portion of the funds used to purchase the residential construction loans from Roosevelt Financial Group on July 1, 1994, as discussed in Note 9, were provided by advances funded on June 30, 1994 from the FHLB. The terms of these advances were as follows: (a) $23,000,000 prepayable floating rate based on the 1-month LIBOR plus 10 basis points (initial rate of 4.66%) due December 30, 1996, and (b) $15,000,000 at a fixed rate of 4.84% due August 29, 1994. These advances are collateralized by a blanket pledge of the subsidiary banks' residential mortgage loans.

    On August 29, 1994, Charter repaid the maturing $15 million advance and prepaid $10 million of the original prepayable floating rate advance. Charter continues to utilize FHLB advances in concert with its daily funds management. Accordingly, at September 30, 1994, there was an additional $20 million advance outstanding, bringing the total outstanding to $33 million. The $20 million advance was repaid at maturity on October 3, 1994.

NOTE 12 - PURCHASED MORTGAGE SERVICING RIGHTS

    The acquisition of Charter Mortgage, as discussed in Note 9, included the purchase of Charter Mortgage's mortgage servicing portfolio. Management has determined that the fair value of the purchased mortgage servicing rights ("PMSR's") from Charter Mortgage to be approximately $1.5 million. During the third quarter of 1994, Charter purchased the servicing rights on approximately $57 million in loans for approximately $700,000. The price paid for these PMSR's will be amortized over approximately 10 years. These PMSR's are includable in regulatory tangible capital.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a) ANALYSIS OF RESULTS OF OPERATIONS

CONDENSED STATEMENTS OF OPERATIONS

   The following is a comparison of Charter's condensed statements of operations for the nine and three-month periods ended September 30, 1994 and 1993:
                                       Nine Months Ended                       Three Months Ended
                                         September 30,                            September 30,
                                      --------------------     Increase       ---------------------     Increase
                                       1994         1993      (Decrease)       1994          1993      (Decrease)
                                      -------      -------    ----------      -------      --------    ----------
                                                                    (in thousands)

Interest income ................      $31,735      $29,521      $ 2,214       $12,050      $ 10,090       $1,960
Interest expense ...............       10,522       10,391          131         3,974         3,613          361
                                      -------      -------      -------       -------      --------       ------
  Net interest income ..........       21,213       19,130        2,083         8,076         6,477        1,599
Provision for credit losses ....          191          659         (468)           82            52           30
Non-interest income ............       10,358        6,245        4,113         4,179         2,308        1,871
Non-interest expense ...........       23,017       20,808        2,209         8,850         7,674        1,176
                                      -------      -------      -------       -------      --------       ------
Earnings before income taxes ...        8,363        3,908        4,455         3,323         1,059        2,264
  Income tax expense ...........        2,912          401        2,511         1,147          (664)       1,811
                                      -------      -------      -------       -------      --------       ------
Earnings before effect of change
  in accounting principle ......        5,451        3,507        1,944         2,176         1,723          453
Cumulative effect on prior years
  of a change in accounting for
  income taxes .................         --          2,950       (2,950)         --            --           --
                                      -------      -------      -------       -------      --------       ------
  NET EARNINGS .................      $ 5,451      $ 6,457      $(1,006)      $ 2,176      $  1,723       $  453
                                      =======      =======      =======       =======      ========       ======

    Earnings before income taxes increased $4.5 million for the first nine months of 1994 as compared to the first nine months of 1993 due to an increase in earnings from ongoing operations combined with a $1.4 million decrease in losses and carrying costs of other real estate and a $500,000 decrease in the provision for credit losses. Net earnings decreased for the first nine months of 1994 to $5,451,000 as compared to $6,457,000 for the first nine months of 1993 primarily due to the adoption of SFAS No. 109 in 1993. In the following sections, the major factors affecting the components of income and expense are examined. Information concerning assets and liabilities are subsequently provided so that an evaluation can be made of capitalization and liquidity as they may affect Charter's future outlook.

NET INTEREST INCOME

    The data used in the analysis of the changes in net interest income is derived from the daily average levels of earning assets and interest-bearing liabilities as well as from the rates earned and paid on such amounts. The schedule below gives a comparative analysis of Charter's daily average interest-earning accounts (including non-accruing loans) and interest-bearing accounts for the nine-month periods ended September 30, 1994 and 1993. The rates earned and paid on each major type of asset and liability account are then shown beside the average balance in the account for the period. The average yields on all interest-earning assets (including non-accruing loans) and the average cost of all interest-bearing liabilities also are summarized.

COMPARATIVE NET INTEREST MARGIN
                                                            Nine Months Ended September 30,
                                           ----------------------------------------------------------------
                                                        1994                              1993
                                           ------------------------------    ------------------------------
                                            AVERAGE                YIELD      Average                Yield
                                            BALANCE     INTEREST  OR RATE     Balance     Interest  or Rate
                                           ---------    --------  -------    ---------    --------  -------
                                                                   (in thousands)
Assets:
  Loans ................................   $ 281,465    $ 18,149   8.60%     $ 272,578    $ 16,509   8.10%
  Interest-earning deposits ............         571          18   4.20            394          10   3.39
  Trading account assets ...............       3,495         175   6.68          5,776         131   2.99
  Securities:
    Taxable ............................     300,823      12,495   5.54        294,259      12,362   5.60
    Non-taxable ........................         745          26   4.69            123           5   6.19
                                           ---------    --------   ----      ---------    --------   ----
    Total Securities ...................     301,568      12,521   5.54        294,382      12,367   5.60
                                           ---------    --------   ----      ---------    --------   ----
  Federal funds sold and securities
    purchased under agreements to
    resell .............................      30,329         872   3.84         26,293         504   3.39
                                           ---------    --------   ----      ---------    --------   ----
  Total Earning Assets/Yield ...........     617,428    $ 31,735   6.85%       599,423    $ 29,521   6.58%
                                           ---------    --------   ----      ---------    --------   ----
  Cash and due from banks ..............      35,673                            32,481
  Other assets .........................      29,463                            29,633
  Allowance for credit losses ..........      (4,454)                           (4,628)
                                           ---------                         ---------
    Total Assets .......................   $ 678,110                         $ 656,909
                                           =========                         =========

Liabilities and Shareholders' Equity:
  Interest-bearing demand deposits .....   $  94,342    $  1,154   1.64%     $ 103,212    $  1,910   2.47%
  Savings deposits .....................      38,005         690   2.43         35,484         601   2.27
  Money market savings .................     111,399       2,324   2.79        100,830       2,153   2.86
  Other time deposits ..................     175,047       4,739   3.61        188,759       4,748   3.35
  Federal funds purchased and securities
   sold under agreements to repurchase .      24,641         752   4.08         17,598         276   2.10
  Long-term debt .......................      14,403         863   8.01         11,485         703   8.18
                                           ---------    --------   ----      ---------    --------   ----
  Total Interest-Bearing
    liabilities/Rate ...................     457,837    $ 10,522   3.07%       457,368    $ 10,391   3.04%
                                           ---------    --------   ----      ---------    --------   ----
  Demand deposits ......................     166,012                           150,962
  Other liabilities ....................       6,157                             6,517
                                           ---------                         ---------
    Total Liabilities ..................     630,006                           614,847
  Shareholders' Equity .................      48,104                            42,062
                                           ---------                         ---------
    Total Liabilities and
      Shareholders' Equity .............   $ 678,110                          $656,909
                                           =========                          ========
Interest Rate Spread ...................                           3.78%                             3.54%
Net Interest Margin ....................                           4.58%                             4.26%

    The 10.9% increase in net interest income in the first nine months of 1994 is due to a higher net interest rate spread applied to a larger volume of earning assets. The interest rate spread of 3.8% and the net interest margin of 4.6% reflect an increase from their levels in the same period for the prior year. A further understanding of the factors responsible for the year-to-year increase in net interest income can be obtained by examining the changes in: (1) the volume of earning assets and (2) the net interest income produced after the related cost of funding these earning assets.

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

ANALYSIS OF NET INTEREST INCOME

                                     Nine Months Ended September 30,
                        --------------------------------------------------------
                                    1994                         1993
                        ----------------------------  --------------------------
                        AVERAGE               NET     Average              Net
                        EARNING   INTEREST  INTEREST  Earning  Interest Interest
                         ASSETS    SPREAD    INCOME    Assets   Spread   Income
                        -------   --------  --------  -------  -------- --------
                                          (in thousands)
SOURCE OF FUNDING

Interest-bearing
 liabilities........... $457,837    3.78%   $12,980   $457,368   3.54%   $12,143
Non-interest-bearing
  liabilities and
  equity capital.......  159,591    6.85      8,233    142,055   6.58      6,987
                        -------     ----    -------   --------   ----    -------
    Total.............. $617,428            $21,213   $599,423           $19,130
                        ========            =======   ========           =======

    The $2,083,000 increase in total net interest income between the first nine months of 1994 and the first nine months of 1993 can be attributed to a higher level of earning assets ($617,428,000 in 1994 versus $599,423,000 in 1993) funded by non-interest bearing sources of funds. The higher interest spread was due to a higher yield on loans. The higher yield on loans was the result of an increase in lending rates, primarily the prime lending rate (prime rate was 7.75% at September 30, 1994, as compared to 6.00% at September 30, 1993).

    Increases in non-interest-bearing sources of funds reflect the increases in non-interest-bearing deposits, which were approximately 30% of total deposits at September 30, 1994. The high level of this type of deposit favorably impacts net interest income. However, the impact is more favorable in periods of relatively higher interest rates than in the current period of low interest rates. Accordingly, the net interest income on earning assets funded with these non-interest-bearing funds would benefit from a rise in interest rates due to the resulting increase in the interest spread.

PROVISION FOR CREDIT LOSSES

   The allowance for credit losses at September 30, 1994 of $4,445,000 represented 1.40% of outstanding loans. A year earlier, this ratio was 1.56% and at December 31, 1993, it was 1.59%. Annualized net loans charged off as a percent of average loans outstanding was 0.17% during the first nine months of 1994 as compared to 0.15% during the first nine months of 1993. The provision for credit losses charged against earnings was $191,000 for the nine months ended September 30, 1994, as compared to $659,000 for the corresponding period in 1993.

   The following table is an analysis of the activity in the allowance for credit losses for the three and nine-month periods ended September 30, 1994 and 1993:
                                                     Nine Months Ended           Three Months Ended
                                                       September 30,                September 30,
                                                   ----------------------      ------------------------
                                                     1994          1993          1994            1993
                                                   --------      --------      ---------       --------
                                                                      (in thousands)
Average loans outstanding ......................   $281,465      $272,578      $ 320,722       $286,792
Loans outstanding at end of period .............    318,242       299,507        318,242        299,507
                                                   --------      --------      ---------       --------

Transactions in the allowance for credit losses:
  Balance at beginning of period ...............      4,616         3,792          4,312          4,677
  Provision charged to operating expenses ......        191           659             82             52
  Allowance of acquired bank ...................       --             522           --             --
  Loans charged off:
    Real estate ................................        262           119              1             47
    Commercial .................................        296           112             29             18
    Individuals ................................        256           285             61             81
                                                   --------      --------      ---------       --------
    Total loans charged off ....................        814           516             91            146
                                                   --------      --------      ---------       --------
  Recoveries on loans previously charged off:
    Real estate ................................        182            70             20             39
    Commercial .................................        161            83            103             34
    Individuals ................................        109            60             19             14
                                                   --------      --------      ---------       --------
    Total recoveries ...........................        452           213            142             87
                                                   --------      --------      ---------       --------
      Net loans charged off ....................        362           303            (51)            59
                                                   --------      --------      ---------       --------
  Balance at end of period .....................   $  4,445      $  4,670      $   4,445       $  4,670
                                                   ========      ========      =========       ========
Ratios:
  Allowance as a percent of loans outstanding
      at end of period .........................       1.40%         1.56%          1.40%          1.56%
    Allowance as a percent of average loans ....       1.58          1.70           1.39           1.63
    Net loans charged off as a percent of
      average loans outstanding (annualized) ...       0.17          0.15          (0.06)          0.08
                                                   ========      ========      =========       ========

NON-INTEREST INCOME

   Non-interest income increased 65.9% during the first nine months of 1994 as compared to the same period in 1993. Excluding the effect of securities transactions and mortgage company fees and sales of originated servicing rights for the nine months ended September 30 of each year, non-interest income increased 20% in 1994 following a 2.8% decrease in 1993. Service charges on deposits, the largest component of non-interest income, increased by 16.4% to $4,686,000 for the nine months ended September 30, 1994, as compared to $4,025,000 for the same period in 1993. The increase in service charge income was primarily due to an increase in the average volume of transaction deposit accounts, particularly non-interest-bearing demand accounts, which generate the majority of this fee income. Average non-interest-bearing demand accounts increased by approximately $15.1 million, or 10.0% for the first nine months of 1994 as compared to the same period in 1993. The acquisition of University Bank-Galveston in April 1993 contributed to the growth in deposit accounts. At September 30, 1994, non-interest-bearing demand accounts and total deposits at University Bank-Galveston were $13,246,000 and $73,224,000, respectively. Service charges from University Bank-Galveston's deposits included in Charter's consolidated financial statements for the first nine months of 1994 were approximately $463,000 compared to $315,000 for the same period in 1993.

   Mortgage company fees and sales of originated servicing rights of $3,006,000 for the nine months ended September 30, 1994 are entirely attributable to the acquisition of Charter Mortgage in April, 1994. Accordingly, no such non-interest income was recorded in the year earlier nine-month period. Components of mortgage company fees and sales of originated servicing rights include loan origination income, fees from the sale of originated mortgage servicing rights, appraisal income, loan servicing fees and underwriting income. Fees from the sale of originated mortgage servicing rights represent premiums received from the sale of servicing rights on loans originated in the current period only. These fees approximated $579,000 since acquisition through September 30, 1994.

   Investment securities gains decreased by $104,000 for the first nine months of 1994 as compared to the same period in 1993. Trust fees represent revenues earned by services provided to customers of Charter's Asset Management and Trust Services Department. During the first nine months of 1994 trust fees increased $209,000 to $594,000, or by 54.3% compared to the first nine months of 1993, due to an increase in the assets under administration which grew to approximately $177 million at the end of September 1994, compared to $149 million at the end of September 1993.

   Other customer service fees increased $168,000 for the nine months ended September 30, 1994 as compared to the same period in 1993 due to the acquisition of University Bank-Galveston, which added $132,000 in such income during 1994 as compared to $63,000 in the first nine months of 1993. Components of other customer service fees include check printing fees, ATM settlement fees, research fees and wire transfer fees.

   The components of the "other" category of non-interest income consist of rental income on other real estate owned, fees generated from customers engaged in international trade such as foreign exchange fees and letter of credit fees, plus miscellaneous fees such as collection fees, credit card fees, safe deposit rentals and discount brokerage commissions. These fees correlate to the level of transactions in each of the referenced categories. Other non-interest income increased $206,000, or 18.5% in the first nine months of 1994 compared to the first nine months of 1993. Fees from components within the "other" category which improved in 1994 include a $148,000 increase in fees generated from letters of credit and $108,000 increase in discount brokerage fee income. Furthermore, the acquisition of University Bank-Galveston added approximately $256,000 in 1994 as compared to $107,000 for the same period in 1993 in this "other" category of fee income.

   The following table sets forth by category the non-interest income and the percentage change from the prior period:
                                      NINE MONTHS ENDED SEPTEMBER 30,             THREE MONTHS ENDED SEPTEMBER 30,
                                   -------------------------------------       -------------------------------------
                                         1994                  1993                1994                    1993
                                   ----------------       --------------       ------  ------        -------  ------
                                    AMOUNT   CHANGE       Amount  Change       AMOUNT  CHANGE        Amount   Change
                                   --------  ------       ------  ------       ------  ------        -------  ------
                                                                    (in thousands)
Service charges on deposits ....   $  4,686   16.4%       $4,025    21.5%      $1,758    20.0%       $ 1,465    27.1%
Other customer service fees ....        770   27.9           602    14.0          331    52.5            217    18.6
Investment securities
  gains (losses) ...............         17  (86.0)         121    (88.4)          10  (133.3)          (30)   107.2
Trading account
  profits (losses) .............        (33)   NM           --       NM           --      NM             --      NM
Trust fees .....................        594   54.3           385    88.7          163     1.2            161    73.1
Mortgage company fees and sales
  of originated servicing rights      3,006    NM           --       --         1,528     NM             --      --

Other ..........................      1,318   18.5         1,112   (18.8)         389   (21.4)           495   (34.6)
                                   --------  -----        ------   -----       ------   -----        -------   -----
    Total ......................   $ 10,358   65.9%       $6,245    (2.8)%     $4,179    81.1%       $ 2,308   (11.5)%
                                   ========  =====        ======   =====       ======    =====       =======   =====

"NM" denotes a comparison that is not meaningful.

NON-INTEREST EXPENSE

  Non-interest expense increased 10.6% during the first nine months of 1994 as compared to the same period in 1993. Non-interest expenses from Charter Mortgage were $3.1 million in 1994. Excluding the impact of expenses from Charter Mortgage, non-interest expense decreased 4.3% during the first nine months of 1994 as compared to the same period in 1993. The most significant decrease in expenses was in the category of ORE losses and carrying costs. Charter has established an allowance for other real estate in order to recognize possible declines in fair values of foreclosed properties. This allowance is increased by provisions charged to earnings and reduced by writedowns upon the sale of ORE at a loss. ORE losses and carrying costs decreased by approximately $1.4 MILLION primarily due to a declining balance in ORE. Total ORE, net of the allowance for other real estate, declined from a total of $2.2 million at September 30, 1993 to $1.7 million at September 30, 1994. The reduction in ORE has resulted in a substantial reduction in associated carrying costs. Management anticipates that its ongoing efforts to dispose of some or all of the remaining ORE properties will be accompanied by additional reductions in associated carrying costs.

  The largest single line item for non-interest expense continues to be salaries and benefits which increased by $3,589,000, or 41.1% for the first nine months of 1994. Approximately $304,000 of the increase in salaries and benefits was generated by University Bank-Galveston, $350,000 from the new Fiesta Mart branches and $135,000 by Charter Builders Group, while the Charter Mortgage acquisition generated an additional $2,245,000. Excluding the impact of these acquisitions, total salaries and benefits increased by $555,000, or 6.4% for 1994 as compared to 1993. This remaining increase in salary expense is due to merit increases and Charter's expanded activities and strategic initiatives in the areas of trust services, services facilitating international trade, and expanded retail banking.

  The acquisition of University Bank-Galveston gave rise to increases in several categories of non-interest expense, including net premises and equipment expense, advertising, electronic data processing and deposit insurance premiums. Expense incurred by University Bank-Galveston and reflected on the consolidated financial statements of Charter for 1994 in each of the preceding categories increased approximately $169,000, $53,000, $2,000, and $57,000, respectively, over amounts reflected for the first nine months of 1993.

  The acquisition of Charter Mortgage also contributed to increases in several categories of non-interest expense, including net premises and equipment expense, advertising, legal fees, amortization of intangibles, stationary and supplies and "other" expense. Expense incurred by Charter Mortgage and reflected on the consolidated financial statements of Charter for 1994 in each of the preceding categories approximated $324,000, $20,000, $28,000, $120,000, $128,000 and $316,000, respectively.

  The following table sets forth by category the operating expenses and the percentage change from the prior period:
                                  Nine Months Ended September 30,             Three Months Ended September 30,
                              ---------------------------------------     ----------------------------------------
                                     1994                  1993                 1994                    1993
                              -----------------      ----------------     -----------------      -----------------
                               AMOUNT    CHANGE       Amount   Change      AMOUNT    CHANGE       Amount    Change
                              --------   ------      --------  ------     --------   ------      --------   ------
                                                                 (in thousands)
Salaries and benefits .....   $ 12,326    41.1%     $  8,737    14.6%     $  4,736    59.5%      $  2,970    19.2%
Occupancy expense .........      3,419    27.7         2,678    10.6         1,287    31.9            976    20.2
Advertising ...............        575    38.2           416    22.4           189    33.1            142    40.6
Electronic data processing       1,024    26.0           813    33.9           357    45.7            245    27.6
Legal fees ................        729    63.5           446   (43.1)          304   102.7            150   (62.1)
ORE losses and
  carrying costs ..........        144   (90.9)        1,588   (31.4)           67   (43.7)           119   (83.9)
Deposit insurance premium .        958    (2.3)          981    16.9           321    (1.5)           326    12.4
Amortization of intangibles        270   (86.7)        2,027   505.1           141   (92.0)         1,772     NM
Stationery and supplies ...        525    66.1           316    26.9           214    54.0            139    61.6
Other .....................      3,047     8.6         2,806    (0.9)        1,234    47.8            835   (17.5)
                              --------   -----      --------    -----     --------    -----      --------   -----
  Total ...................   $ 23,017    10.6%     $ 20,808    14.7%     $  8,850    15.3%      $  7,674    24.5%
                              ========   =====      ========    =====     ========    =====      ========   =====

(B) ANALYSIS OF FINANCIAL CONDITION

  Total assets at September 30, 1994, were $706,611,000, as compared to Charter's total assets of $667,096,000 at December 31, 1993. Loans increased by approximately $27.6 million from year-end 1993. Normal recurring fluctuations increased cash and due from banks by $5.9 million since year-end. The most significant changes in sources of funds were in securities sold under agreements to repurchase and long-term debt, which increased in the aggregate by approximately $33.5 million and $1.2 million, respectively, from year-end 1993.

CAPITAL RESOURCES

  Under the guidelines published by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"), Charter's aggregate risk-weighted assets and off-balance sheet exposures at September 30, 1994 and December 31, 1993, were approximately $366,719,000 and $310,489,000, respectively, calculated as follows:

RISK-WEIGHTED ASSETS                  SEPTEMBER 30,           December 31,
                                 ----------------------    --------------------
                                         1994                     1993
                                 ----------------------    --------------------
                                                                        Risk-
                                 AGGREGATE  RISK-WEIGHTED  Aggregate   Weighted
                                   AMOUNT       AMOUNT       Amount     Amount
                                 ----------    --------     --------   --------
                                                  (in thousands)

Securities.......................  $284,832     $39,330     $283,730   $ 37,982
Loans............................   318,242     273,640      290,674    224,687
Other earning assets.............    40,205       8,040       39,619      7,924
Cash and due from banks..........    38,614       3,967       32,745      3,772
All other assets.................    29,163      29,164       24,944     24,943
                                   --------    --------     --------   --------
    Total Adjusted Assets (1)....  $711,056    $354,141     $671,712   $299,308
                                   --------    --------     --------   --------
Total credit-equivalent amount
  of off-balance sheet items.....                12,578                  11,181
                                               --------                --------
    Total Risk-Weighted Assets...              $366,719                $310,489
                                               ========                ========

(1) Total adjusted assets are total assets plus the allowance for credit losses.

  The following table indicates Charter's risk-based capital as calculated in accordance with the Federal Reserve Board's guidelines:

Risk-Weighted Capital                                SEPTEMBER 30,  December 31,
                                                         1994         1993
                                                     -------------  ------------
                                                             (in thousands)
Core Capital (Tier 1):
  Common equity ......................................   $45,766      $45,062
  Preferred equity ...................................       710          710
                                                         -------      -------
  Total Core Capital .................................    46,476       45,772
                                                         -------      -------
Supplementary Capital (Tier 2):
  Allowance for credit losses ........................     4,445        3,881
  Mandatory convertible debt .........................      --            257
  Subordinated debt ..................................     1,500        1,650
                                                         -------      -------
  Total Supplementary Capital ........................     5,945        5,788
                                                         -------      -------
  Total Capital ......................................   $52,421      $51,560
                                                         =======      =======
Core capital (Tier 1) as a percentage of
  risk-weighted assets ...............................     12.56%       14.78%
Total capital (Tier 1 and Tier 2) as a percentage of
  risk-weighted assets ...............................     14.18        16.65
Core capital as a percentage of quarterly
  average assets (leverage ratio) ....................      6.53         6.90
Tangible core capital as a percentage of
  quarterly average assets (tangible leverage ratio) .      6.25         6.64
                                                         =======      =======
                                    16

RATE-SENSITIVE ASSETS AND LIABILITIES

   Interest rate sensitivity is a measure of the volatility of the net interest margin as a consequence of changes in market rates. The following table summarizes the rate sensitivity of earning assets and interest-bearing liabilities of Charter at September 30, 1994. Charter monitors the rate sensitivity gap (rate-sensitive, earning assets less rate-sensitive, interest-bearing liabilities) at least monthly in the normal process of asset and liability management. Money market savings accounts are included in the 31-90 days category. Passbook savings accounts and regular interest-bearing demand accounts with balances at September 30, 1994, of approximately $36.2 million and $88.3 million, respectively, are included in the 91-180 days category. Although repricing on such accounts is possible at any time, the historical stability of the rates paid on such accounts supports this classification.

   At September 30, 1994, the table shows a positive (asset-sensitive) rate sensitivity gap of $212 million in the 1-30 day repricing category. The gap beyond thirty days becomes more liability-sensitive as interest-bearing liabilities that reprice within 90 days, 180 days and one year become greater in volume than rate-sensitive assets that are subject to repricing in the same respective time periods.

                                                                   Rate Sensitive Within
                                   -----------------------------------------------------------------------------------
                                     1-30        31-90        91-180     181 Days-     1-5        Over
                                     Days         Days         Days        1 Year     Years      5 Years       Total
                                    -------   ----------    ---------    --------    -------    --------      --------
                                                                       (in thousands)
Earning Assets:
  Loans........................    $229,260   $    7,512    $  15,583    $ 15,944   $ 36,141    $ 13,802      $318,242
   Securities..................      22,208       19,144       16,876      34,480     64,050     128,074       284,832
  Other earning assets.........      40,202            -            -           -          -           -        40,202
                                    -------   ----------    ---------    --------    -------    --------      --------
  Total Earning Assets.........     291,670       26,656       32,459      50,424    100,191     141,876       643,276
                                    -------   ----------    ---------    --------    -------    --------      --------
Interest-Bearing Liabilities:
  Interest-bearing deposits...       43,253      144,419      161,605      28,815     32,753         152       410,997
  Repurchase agreements and FHLB
  advances....................       33,474            -            -           -     13,000           -        46,474
  Borrowed funds..............        2,750          200            -           -      2,100      10,000        15,050
                                    -------   ----------    ---------    --------    -------    --------      --------
  Total Interest-Bearing
  Liabilities.................       79,477      144,619      161,605      28,815     47,853      10,152       472,521
Interest-Bearing Assets Less
  Interest-Bearing Liabilities     $212,193    $(117,963)   $(129,146)   $ 21,609   $ 52,338    $131,724      $170,755
                                    =======   ==========    =========    ========    =======     =======      ========

Cumulative Gap................     $212,193    $  94,230    $ (34,916)   $(13,307)  $ 39,031    $170,755      $      -
Cumulative Amounts as a
  Percentage of Total
  Interest-Earning Assets.....        72.75%       29.60%       (9.95)%     (3.32)%     7.78%      26.54%            -
Cumulative Ratio..............         3.67X        1.42X        0.91X       0.97X      1.08X       1.36X         1.36X

    The foregoing table shows the interval of time in which given volumes of earning assets and interest-bearing liabilities would be responsive to changes in market interest rates based on their contractual maturities or terms for repricing. It is, however, only a static, single-day depiction of Charter's rate sensitivity structure, which can be adjusted in response to changes in forecasted interest rates. Various off-balance sheet instruments may be used in managing Charter's interest rate sensitivity. Instruments which may be used include interest rate swaps, futures and forward rate agreements which serve to hedge interest rate risk by matching the maturity rate of securities and loans with funding sources. Charter evaluates the creditworthiness of the counterparties to these agreements under its credit policy guidelines. Off-balance sheet instruments which complement discretionary balance sheet management may be incorporated in overall interest rate risk analysis. As of September 30, 1994, $40 million notional amount of "prime" rate caps maturing in June 1995, had been sold and were outstanding. This strategy is expected to stabilize net interest income in the event of a decline in the prime lending rate below the national rate of 6%. Furthermore, $40 million notional amount of "prime" rate caps maturing in June 1995, had been purchased and were outstanding. This strategy was expected to stabilize the impact on net interest income from the interest rate caps sold in the event of rapidly rising interest rates, which may result in an increase in the prime lending rate above 8.5%. These interest rate agreements, along with the availability of other mechanisms such as interest rate futures, swaps and future rate agreements, provide Charter the flexibility to change the rate sensitivity gap should the interest rate outlook change. At September 30, 1994, there were no interest rate swaps in effect.
                                     17
LIQUIDITY

    Like any commercial bank, the liability structure of Charter's subsidiary banks requires that Charter maintain an appropriate level of liquid resources to meet normal day-to-day fluctuations in deposit volume and to make new loans and investments as opportunities arise. Liquidity can be provided by either assets or liabilities. Traditional sources of liquidity include cash and due from demand balances, money market investments, investment security maturities and prepayments, loan maturities and repayments, and core deposit growth. Other sources of asset liquidity readily available to Charter include interest-bearing deposits with other financial institutions and trading account assets. At September 30, 1994, Charter had $38,614,000 in cash, $40,202,000 in federal funds sold and a $284,832,000 total securities portfolio in which the market value was approximately $6,096,000 less than the carrying value. The average loan-to-deposit ratio for the nine-month period ended September 30, 1994 was 48.1%.

    A financial service company's activities consist primarily of financing and investing activities. These activities result in large cash flows. Charter's Consolidated Statements of Cash Flows on page 4 indicate the sources of these cash flows. In addition to the assets which could be readily converted to cash during the first nine months of 1994, Charter received $78,208,000 in proceeds from maturities and prepayments of securities.

    Charter has substantial liability liquidity through its customer base. In addition to normal core deposit growth, liability liquidity is available through various sources of purchased funds. Charter emphasizes direct issuance of liabilities in order to develop stable, long-lasting funding relationships. At September 30, 1994, Charter had $13,474,000 in securities sold under agreements to repurchase, all of which were transactions effected through existing deposit customers, rather than through the national markets. Liquidity and matched funding may also be obtained from the FHLB, of which Charter-Houston and University Bank-Galveston are members. At September 30, 1994, Charter had $33,000,000 in advances from the FHLB (see Notes 9 and 11). There were no federal funds purchased or other short-term borrowings, reflecting management's continuing effort to limit the use of more expensive purchased funds. The liquidity of Charter also may be maintained through access to the Federal Reserve System's "discount window," which is a liquidity source all banks may avail themselves of if needed.

LOANS

    Total loans have increased $27,568,000, OR 9.48%, from December 31, 1993 to September 30, 1994. The following is a schedule of loans outstanding classified by type:

                                                  SEPTEMBER 30,   DECEMBER 31,
                                                      1994            1993
                                                     --------      --------
                                                         (in thousands)

Commercial, financial and industrial................  $71,239       $58,421
Commercial real estate..............................   41,754        50,467
Real estate-construction............................   92,264         6,477
Real estate-multi-family............................   11,303        16,573
Real estate-1-4 family..............................   48,117       101,375
Loans to individuals................................   53,565        57,361
                                                     --------      --------
    Total Loans..................................... $318,242      $290,674
                                                     ========      ========
                                     18

NON-PERFORMING ASSETS AND PAST DUE LOANS

    The following table sets forth the components of non-performing assets and past due loans as of September 30, 1994 and December 31, 1993:

                                                      SEPTEMBER 30, DECEMBER 31,
                                                           1994        1993
                                                          ------      ------
                                                             (in thousands)
Non-accrual loans
  Real estate.........................................    $  823      $1,172
  Commercial and industrial...........................       542         464
  Individual..........................................        -           98
  Other...............................................        37           -
                                                          ------      ------
    Total non-accrual loans...........................     1,402       1,734
                                                          ------      ------
Restructured loans:
  Real estate.........................................       210         213
  Commercial and industrial...........................     1,203           -
  Individual..........................................         -           -
  Other...............................................         -           -
                                                          ------      ------
    Total restructured loans..........................     1,413         213
                                                          ------      ------
Other real estate, net and collateral acquired........     1,739       2,218
                                                           -----       -----
    Total non-performing assets ......................    $4,554      $4,165
                                                          ======      ======
Loans past due 90 days or more
  and still accruing interest:
  Real estate.........................................    $  377      $  207
  Commercial and industrial...........................         2          19
  Individual..........................................       338         342
  All other loans.....................................         2           9
                                                          ------      ------
    Total loans past due 90 days or more
     and still accruing interest......................    $  719      $  577
                                                          ======      ======
Ratios:
  Allowance for credit losses as a
     percentage of loans..............................        1.4%       1.6%
  Allowance for credit losses as a
     percentage of non-accrual loans..................      317.0      266.2
  Allowance for credit losses as a
     percentage of non-performing loans (1)...........      125.8      182.9
  Non-performing loans as a percentage
     of total loans (1)...............................        1.1        0.9
  Total non-performing assets as a
     percentage of total assets.......................        0.6        0.6
                                                           ======     ======

(1) Non-performing loans includes non-accrual loans, restructured loans and loans past due 90 days or more and still accruing interest.

    Total non-performing assets increased $389,000 since year-end to $4,554,000 at September 30, 1994. Total non-performing assets as a percentage of total assets was 0.6% at both September 30, 1994 and December 31, 1993.

    Charter has $50,000 in loans outstanding to foreign corporations or governments. At September 30, 1994 and December 31, 1993, Charter had none and $47,000, respectively, in properties subject to a sales contract and accounted for under the "deposit method" as defined in Statement of Financial Accounting Standards No. 66.

                                     19

PART II

OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (b)  Reports on Form 8-K


    On July 14, 1994, Charter filed a Form 8-K to report the acquisition of certain residential construction loans.

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

Date:  November 10, 1994