Form 10-K405
CHARTER BANCSHARES INC
filed 1995-03-29
CIK 718607

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-K

(MARK ONE)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE
             REQUIRED]
                                FOR FISCAL YEAR ENDED DECEMBER 31, 1994
                                                   OR
   [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
             [NO FEE REQUIRED]
             FOR THE TRANSITION PERIOD FROM --------------------- TO ---------------------

                           --------------------------

                        Commission File Number: 0-13496

                            CHARTER BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

                      TEXAS                                             74-1967164
         (State or other jurisdiction of                              (IRS employer
          incorporation or organization)                          identification number)

       2600 CITADEL PLAZA DRIVE, SUITE 600                                77008
                  HOUSTON, TEXAS                                        (Zip Code)
     (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 692-6121

                           --------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                           NAME OF EACH EXCHANGE
                  TITLE OF EACH CLASS                                       ON WHICH REGISTERED
--------------------------------------------------------  --------------------------------------------------------
                          NONE                                                      N/A

    Securities registered pursuant to Section 12(g) of the Act and the outstanding number of shares of each class of capital stock as of December 31, 1994:

                    CLASS OF STOCK                      SHARES OUTSTANDING
------------------------------------------------------  ------------------
Common Stock, Par Value $1.00                                 5,773,216
Class B Special Common Stock, Par Value $1.00                   209,261
Preferred Stock, $50.00 Par Value, 8% Per Annum                  14,201

                           --------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 ("Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 CFR 229.405) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the registrant's Common Stock held by non-affiliates as of March 23, 1995, was $21,526,239 based on the high and low sales price of $14.75 on such date.

    As of March 23, 1995, registrant had outstanding 5,773,216 shares of Common Stock, $1.00 par value, and 256,421 shares of Special Common Stock, $1.00 par value.

    DOCUMENTS INCORPORATED BY REFERENCE: Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 1995 (Part III).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I

ITEM 1.  BUSINESS

Charter Bancshares, Inc. ("Charter" or "Company") is a Texas bank holding company organized in 1978 under the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). Charter maintains its principal offices at 2600 Citadel Plaza Drive, Suite 600, Houston, Texas 77008 (telephone:
713/692-6121).

Charter owns all of the outstanding capital stock of CBH, Inc. ("CBH"), a Delaware corporation and intermediate bank holding company (unless otherwise indicated, all references herein to Charter include CBH). CBH owns all of the outstanding capital stock of Charter National Bank-Houston ("Charter-Houston"), Charter National Bank-Colonial ("Charter-Colonial") and University National Bank-Galveston ("University Bank-Galveston") (hereinafter such banks and their operating subsidiaries may be referred to collectively as the "Subsidiary Banks" and individually as a "Subsidiary Bank").

Charter's principal activity is the ownership and management of the Subsidiary Banks. All Subsidiary Banks are national banks organized under the laws of the United States. Other than asset management and trust services which are offered solely through Charter-Houston, each of the Subsidiary Banks offers a full range of banking services to its customers, including demand and time deposits and various types of commercial and consumer loans. The Subsidiary Banks also offer discount brokerage services for the purchase of securities through a consortium of the Subsidiary Banks, which operates as Investor Services at Charter Banks ("Charter Investor Services"). Charter-Houston and Charter-Colonial draw substantially all of their deposits and a majority of their loans in the Houston-Harris County area, while University Bank-Galveston draws substantially all of its deposits and makes substantially all of its loans in the Galveston, Texas area.

Charter-Houston and Charter-Colonial own all of the outstanding capital stock of Charter Venture Group, Inc., a small business investment company ("Charter Venture"). Charter also is a joint venturer in Charter Venture Group-Joint
Venture ("Charter Joint Venture").    On April 27, 1994, Charter-Houston
acquired and now owns 90% of the outstanding capital stock of Capital Standard Mortgage Company, which subsequently changed its name to Charter Mortgage Company. Charter-Houston owns all of the outstanding capital stock of Charter-Houston Securities, Inc., ("Charter-Houston Securities") and Charter-Colonial owns all of the outstanding capital stock of Charter-Colonial Securities, Inc. ("Charter-Colonial Securities").

As a multibank holding company, Charter may own or control, directly or indirectly, more than one bank and furnish services to such banks and their operating subsidiaries. Banking activities of Charter are conducted by the Subsidiary Banks, each of which is a separately chartered banking organization. The officers and directors of each Subsidiary Bank direct its operations. The principal role of Charter is to provide management assistance with respect to various aspects of the Subsidiary Banks' operations, including the areas of asset and liability management, capital provision and planning, business development, advertising, loan policies and procedures, loan review, electronic data processing and communication, accounting, auditing, financial reporting, budgetary and long-range planning, and legal and regulatory compliance. While each of the Subsidiary Banks is separately chartered, the holding company system allows the Subsidiary Banks to participate in joint credit extensions and enables them to more effectively meet the credit needs of their local communities.

FINANCIAL SERVICES

The Subsidiary Banks offer a full range of financial services to commercial, industrial, financial and individual customers, including short-term and medium-term loans, revolving credit arrangements, inventory and accounts receivable financing, equipment financing, real estate lending, interim construction lending, mortgage warehousing and purchase arrangements, Small Business Administration lending, Export-Import Bank lending, letters of credit, installment and other consumer loans, savings accounts and various savings programs, including individual retirement accounts, and interest and non-interest-bearing checking accounts. Other services include federal tax depository, safe deposit, night depository and cash management services. The Subsidiary Banks also make other installment loans, home improvement loans and mortgage loans to their customers. Charter Investor Services offers a broad array of non-deposit investment products including annuities, mutual funds and discount brokerage. Charter-Houston also offers trust and asset management services. Charter Mortgage originates and services one-to-four single family residential mortgage loans.

SUBSIDIARY BANKS

The following table sets forth certain balance sheet and operating information at December 31, 1994, with respect to the Subsidiary Banks:

                                         CHARTER-HOUSTON   CHARTER-COLONIAL   UNIVERSITY BANK
                                         ---------------   ----------------   ---------------
                                                            (IN THOUSANDS)
Balance Sheet:
 Assets . . . . . . . . . . . . . . .        $444,596           $210,650           $91,568
 Deposits . . . . . . . . . . . . . .         356,686            193,800            73,964
 Loans. . . . . . . . . . . . . . . .         252,034             55,774            35,944
 Allowance for Credit Losses. . . . .           2,430                544               568
 Total Equity . . . . . . . . . . . .          27,392             10,793             7,801

Results of Operations:
 Interest Income. . . . . . . . . . .          26,296             11,920             5,718
 Interest Expense . . . . . . . . . .           8,005              4,013             2,176
 Provision for Credit Losses. . . . .            (145)              (190)              168
 Net Earnings . . . . . . . . . . . .           4,910              2,519               820

Capital Ratios:
 Core capital (Tier 1) as a percentage of
  risk-weighted assets . . . . . . .              9.9%              14.7%             14.0%
 Total capital (Tier 1 and Tier 2) as a
  percentage of risk-weighted assets. .          11.0               16.0              15.3
 Tangible core capital as a percentage of
  quarterly average assets (tangible
  leverage ratio). . . . . . . . . .              5.8                6.6               6.7

Asset Quality Ratios:
 Allowance as a percentage of loans
  outstanding at year end. . . . . .              1.0%               1.0%              1.6%
 Allowance as a percentage of non-
  performing loans (non-performing
  loans include non-accruals, restruc-
  tured and 90+ days past due) . . .            107.9              248.1              150.5
 Allowance as a percentage of total
  non-accrual loans. . . . . . . . .            356.5              256.6            1,055.1
 Non-performing loans as a percentage
  of total loans . . . . . . . . . .              0.9                0.4               1.05
 Total non-performing assets as a
  percentage of total assets . . . .              0.9                0.3                0.1



CHARTER-HOUSTON is a national banking association organized by Jerry E. Finger and others in 1963. Charter-Houston's main office is at 2600 Citadel Plaza Drive, Suite 100, on Houston's North Loop (I-610), with branches in Houston at 5150-5200 North Shepherd, 5433 Westheimer, 2401 Fountainview, 7500 Beechnut, 4821 Cornish, 1005 Blalock and 14315 Bellaire Boulevard. The various locations that together comprise Charter-Houston's banking facilities are leased, with the exception of a facility held for a future banking use at 3000 Bering Drive, which is owned by Charter-Houston. Charter-Houston's banking facilities include an aggregate of 32 drive-in lanes. Charter-Houston's two-story office building at 5150 North Shepherd houses the consolidated accounting, auditing, bookkeeping and data processing operations of Charter and the Subsidiary Banks. The consolidated credit department of the Subsidiary Banks is also located at Charter-Houston's main office at 2600 Citadel Plaza Drive. Charter-Houston employed 289 full-time and 33 part-time persons at January 31, 1995, including 14 senior officers. The foregoing number of employees includes approximately 41 full-time and 2 part-time persons who staff the consolidated accounting, auditing, bookkeeping and data processing operations of Charter and the Subsidiary Banks and approximately 41 full-time and 3 part-time persons who staff the Subsidiary Banks consolidated central credit department. Charter-Houston acts as an upstream correspondent bank in providing such services to Charter-Colonial and University Bank-Galveston.

Charter-Houston also offers asset management and trust services to pension and profit-sharing plans, private trusts and individual customers. At December 31, 1994, Charter-Houston had approximately $180 million under trust department management, as compared to $174 million at December 31, 1993.

CHARTER-COLONIAL is a national banking association organized by Jerry E. Finger and others and opened for business in 1975 as Colonial National Bank. The bank was acquired by Charter in December 1978. The main banking house of Charter-Colonial is located at 2301 FM 1960 West in north Harris County with branches in Houston at 7915 FM 1960, 11025 FM 1960, 2240 FM 1960 and 8320 FM
1960. Except for the land and building comprising its main banking house and the 11-lane drive-in facility adjacent to the Willowbrook Branch of Charter-Colonial, each of which is owned by Charter-Colonial, the various lobby and drive-in locations that together comprise Charter- Colonial's banking facilities are leased. Charter-Colonial's banking facilities include an aggregate of 22 drive-in lanes. At January 31, 1995, Charter-Colonial employed 44 full-time and 16 part-time persons, including 2 senior officers.

UNIVERSITY BANK-GALVESTON ("University") is a national banking association which was organized and opened for business in 1967. University was acquired and consolidated into Charter on April 20, 1993. For further discussion of the acquisition of University, reference should be made to the "Expansion" discussion beginning on page 4 of this report. The main banking house of University is located at 700 University Boulevard in close proximity to the Galveston Medical Center with branches in Galveston at 200 University Boulevard and 6109 Central City Boulevard. The land and building comprising University's main banking house and the land comprising the drive-in facility which was constructed during 1994 adjacent to the Central City Boulevard Branch are owned by University, while the lobby areas that comprise University's two branches are leased. University banking facilities include an aggregate of 14 drive-in lanes. At January 31, 1995, University employed 28 full-time and 9 part-time persons, including 3 senior officers.

NON-BANKING ACTIVITIES

CBH, INC. On September 17, 1992, the Board of Governors of the Federal Reserve System ("Federal Reserve Board"), Charter and the Subsidiary Banks completed a corporate reorganization involving the formation of an intermediary bank holding company to be domiciled in Delaware under the name CBH, Inc., whereupon all of the capital stock of CBH was issued to Charter in exchange for all of the outstanding capital stock of the Subsidiary Banks, effective as of December 31, 1991. Except for anticipated tax savings and certain organizational and operating expenses, this corporate reorganization is not expected to have any affect on the operations of Charter or its subsidiaries or Charter's consolidated financial statements.

CHARTER MORTGAGE On April 27, 1994, Charter consummated the acquisition of certain assets and liabilities of Capital Standard Mortgage, Inc., which has since been renamed Charter Mortgage Company ("Charter Mortgage"). Charter Mortgage is a 90-percent owned subsidiary of Charter-Houston. The remaining 10 percent of Charter Mortgage's stock is owned by principals of Charter Mortgage. Charter Mortgage presently operates mortgage production offices in Houston, Austin, Dallas, Plano and Arlington. At December 31, 1994, the servicing portfolio totalled approximately $200 million and loans in the pipeline totalled approximately $80 million. At January 31, 1995, Charter Mortgage employed 103 full-time persons, including 5 senior officers.

CHARTER VENTURE is a small business investment company licensed by the Small Business Administration with capitalization of approximately $954,000 and offices at 2600 Citadel Plaza Drive in Houston. Charter Venture's investment activities involve participation in venture capital private placements of established small business concerns. All of Charter Venture's investments include actual or potential equity ownership in the small businesses being funded. At December 31, 1994, Charter Venture had an investment portfolio comprised of equity ownership positions in five small business concerns. Charter Venture strives to develop a diversified mixture of industries in its investment portfolio with a concentration of investments in Texas and bordering states.

CHARTER INVESTOR SERVICES was established in October 1983 as a consortium of the Subsidiary Banks to offer discount brokerage services to customers. Charter Investor Services is operated through a networking arrangement with Tradestar, Inc. ("Tradestar"), which is intended to both complement traditional banking services and generate fee income to the Subsidiary Banks. Each Subsidiary Bank is a licensed securities dealer and has a Tradestar registered representative to supervise the brokerage activity. In January 1984, Charter Venture purchased an investment in Tradestar, an affiliate of which is the clearing agent for Charter Investor Services.

CHARTER JOINT VENTURE is an investment by Charter, along with six other joint venture partners, in a non-voting investment unit of Equus Capital Corporation. Equus Capital Corporation is managing general partner of two public leveraged buyout funds and a business development company under the Investment Company Act of 1940 with funds created to invest in leveraged buyouts or private venture capital placements.

CHARTER-HOUSTON SECURITIES AND CHARTER-COLONIAL SECURITIES. For investment securities management purposes, Charter contributed and assigned all of the outstanding capital stock of Charter-Houston Securities and Charter-Colonial Securities ("Operating Subsidiaries") to Charter-Houston and Charter-Colonial, respectively, effective as of December 31, 1991. The
Operating Subsidiaries had been inactive for a number of years.   The
business activity of each of the Operating Subsidiaries is confined to owning, holding and trading investment securities for their own accounts, to the extent permitted by applicable federal banking law. The investment securities which have been contributed to the Operating Subsidiaries by the respective Subsidiary Banks are principally comprised of collateralized mortgage obligations ("CMOs") and governmental securities with longer term maturities.

EXPANSION

EXPANSION OPPORTUNITIES. Charter has availed itself of the opportunities created by branch banking through the consummation of various failed bank acquisitions and corporate reorganizations. Management intends to consider on an ongoing basis opportunities for expansion through the acquisition of financial institutions which may be efficiently integrated into Charter's existing infrastructure and which enhance Charter's character as a community bank and a diversified financial services provider. In considering such acquisition opportunities, Charter intends to preserve its community and middle market focus, while realizing some of the centralized operating efficiencies and product standardization characteristic of larger banking organizations, by concentrating on acquisition opportunities within roughly a 100-mile radius of Charter's corporate headquarters. This acquisition strategy led to Charter's following acquisitions:

ACQUISITION OF UNIVERSITY. On October 19, 1992, Charter and University entered into an Agreement and Plan of Consolidation pursuant to which Charter agreed to acquire University for an aggregate cash purchase price of approximately $9.4 million. Following receipt of all regulatory and shareholder approvals, the acquisition of University was closed on April 20, 1993. At December 31, 1993, University had total assets of $98.3 million, total deposits of $85.3 million, and total loans of $36.7 million. For further information regarding University, reference should be made to the "Subsidiary Banks--University Bank-Galveston" discussion beginning on page 2 of this report.

ACQUISITION OF FIESTA MART BRANCHES. On April 8, 1994, Charter consummated the acquisition of certain assets and liabilities that comprise an aggregate of four branches which are located in Fiesta Mart supermarkets in the Houston, Harris County area. The Fiesta Mart branches had total deposits in excess of $20 million at April 8, 1994. The purchase price for the Fiesta Mart branches was equal to the net book value of the acquired assets less the assumed liabilities, plus a premium of $775,000.

ACQUISITION OF CERTAIN ASSETS AND LIABILITIES OF CAPITAL STANDARD MORTGAGE. On April 27, 1994, Charter consummated the acquisition of certain assets and liabilities of Capital Standard Mortgage, Inc., which has since been renamed Charter Mortgage Company ("Charter Mortgage"). Charter Mortgage is a 90-percent owned subsidiary of Charter-Houston. The remaining 10 percent of Charter Mortgage's stock is owned by principals of Charter Mortgage. Charter Mortgage presently operates mortgage production offices in Houston, Austin, Dallas, Plano and Arlington. At December 31, 1994, the servicing portfolio totalled approximately $200 million and loans in the pipeline totalled approximately $80 million.

ACQUISITION OF CERTAIN ASSETS OF ROOSEVELT FINANCIAL GROUP. On July 1, 1994, Charter consummated the acquisition of residential construction loans and selected fixed assets from Roosevelt Financial Group, Chesterfield, Missouri. The residential construction loans represented the existing construction portfolio generated by the Texas construction lending operations of Farm and Home Savings Association ("Farm and Home"). In addition to purchasing these construction loans and selected fixed assets, Charter-Houston employs approximately 20 persons previously employed by Farm and Home and associated with the construction lending area. The loans and selected fixed assets were purchased by Charter-Houston. This construction lending area operates as a separate division of Charter-Houston under the name Charter Builders Group, which is headquartered at 13101 Northwest Freeway.

The purchased residential construction loans represent approximately $75 million in outstanding balances, with total credit lines of approximately $210 million. Approximately one-third of the outstanding loans are for home construction in Houston, one-third in Dallas, and the balance are for homes in Austin and San Antonio. A typical interim construction loan will have an average life of less than one year and earn interest that floats at the prime rate plus one to one and one-half percent (the prime rate as of December 31, 1994 was 8.50%) Additional fees may be earned on construction loans in the form of origination fees, inspection fees, appraisal fees and extension fees. The purchased fixed assets of approximately $267,000 are primarily comprised of the furniture and equipment used in Farm and Home's construction lending area. Except for approximately $11,000 in miscellaneous accounts payable related to construction loans, there were no other liabilities assumed by Charter in the transaction. All of the loans and selected fixed assets were purchased at the existing net book values as reflected on Roosevelt Financial Group's books, which amounts approximate their fair value. No purchase premium or discount was paid to or received from Roosevelt Financial Group.
A portion of the purchase price was financed by $38 million in borrowings from the Federal Home Loan Bank of Dallas ("FHLB"). The remaining purchase price was funded through the utilization of existing liquid assets in the form of federal funds sold and short-term investments.

None of these acquisitions have an immediate material impact on the consolidated financial position of Charter. However, these acquisitions provide Charter with access to new markets, an increase in potential revenues and, with the addition of Charter Mortgage, an ability to offer a wider range of mortgage-related products and services.

ACQUISITION OF WEST LOOP SAVINGS AND LOAN. On January 10, 1995, Charter acquired West Loop Savings and Loan Association, which represented the fifth largest thrift in the Houston area with total assets of approximately $140 million at December 31, 1994. Immediately following the acquisition, West Loop's charter was converted to a Texas state savings bank under the name Charter Bank, SSB, in order to reduce certain regulatory burdens, establish a vehicle for possible expansion of nonbank activities, and implement a product mix which is consistent with Charter's other subsidiary banks. Charter Bank, SSB has two attractively located banking facilities that will enhance our market penetration into the reemerging Meyerland area and nearby Baytown.

FAILED BANK ACQUISITIONS. In October 1987, Charter-Houston expanded its asset and deposit base by acquiring from the FDIC in excess of $200 million of insured deposits and certain assets of the failed Western Bank-Westheimer. During 1988, 1989 and 1990, Charter-Colonial expanded its deposit and asset base through the acquisition from the FDIC of an aggregate of approximately $64 million of deposits of Cy-Fair Bank, N.A. Fallbrook National Bank and City National Bank, which gave rise to the opening of Charter-Colonial's Cy-Fair and Katy Freeway branches to service those deposits.

CORPORATE REORGANIZATIONS. Under the Texas law that now permits branch banking, the following reorganizations have been effected: during 1987, Charter National Bank-Westheimer was merged into Charter-Houston and the acquired banking facility became the Westheimer Branch of Charter-Houston; Charter-Houston concurrently established its Galleria Branch at the site of the failed Western Bank-Westheimer in connection with Charter-Houston's acquisition from the FDIC of the insured deposits of Western Bank-Westheimer; during 1988, Charter National Bank-Willowbrook was merged with and into Charter-Colonial and Charter National Bank-Southwest was merged with and into Charter-Houston, with the respective resulting banks continuing to operate all acquired facilities as branches.

SUPERVISION AND REGULATION

CHARTER. As a bank holding company, Charter is subject to regulation by the Federal Reserve Board and is required to file with the Federal Reserve Board an annual report and to furnish such additional information as the Federal Reserve Board may require pursuant to the Holding Company Act. The Federal Reserve Board may conduct examinations of Charter and each of its subsidiaries.

Charter is required to obtain the prior approval of the Federal Reserve Board for the acquisition of five percent or more of the voting shares or substantially all the assets of any bank or bank holding company. In considering proposed acquisitions, the Federal Reserve Board considers the expected benefits to the public, including greater convenience, identifying and meeting the credit needs of its entire community, increased competition or gains in efficiency, weighed against the risks of possible adverse effects, such as undue concentration of resources, lessening or elimination of competition, conflicts of interest or unsound banking practices. After an application to acquire the voting shares of a state or national bank in Texas has been accepted for filing by the Federal Reserve Board, a copy of such application must be submitted to the Texas Banking Commissioner ("Commissioner") pursuant to the Texas Banking Code of 1943, as amended ("Code"). No application to acquire shares of a bank located outside Texas may be approved by the Federal Reserve Board unless such acquisition is expressly authorized by the statutes of the state where the bank whose shares or assets are to be acquired is located.

Bank holding companies are prohibited by law, except in certain instances prescribed by statute, from acquiring a direct or indirect interest in or control of more than five percent of the voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or providing service to its subsidiaries. Bank holding companies, however, may engage in, and may own shares of companies engaged in certain activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. After an application concerning these activities has been accepted for filing by the Federal Reserve Board, a copy of such application also must be submitted to the Commissioner pursuant to the Code for a determination as to whether the application should be approved. The Commissioner is required to deny the application unless he/she finds that the proposed activities will produce benefits to the public, such as greater convenience or increased competition, that outweigh possible adverse effects, such as unfair competition, conflicts of interest or unsound banking practices.

Under the Holding Company Act and the regulations of the Federal Reserve Board, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or lease or sale of property or furnishing of services. The Federal Reserve Board possesses enforcement powers intended to prevent or eliminate practices of bank holding companies and their non-bank subsidiaries deemed to be unsafe and unsound or in violation of applicable laws.

Congress passed legislation in 1994 to remove geographic restrictions on bank expansion. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Branching Act") removes state law barriers to acquisitions in all states and allows multi-state banking operations to merge into a single bank with interstate branches. Interstate banking and branching authority will be subject to certain conditions and restrictions, such as capital adequacy, management and CRA compliance. The Interstate Branching Act preempts existing barriers that restrict entry into all states--such as regional compacts and reciprocity agreements--thus creating opportunities for expansion into markets that were previously closed. Under the law, bank holding companies will be able to acquire banks in any state, subject to certain conditions. When the interstate branching provisions of the law become effective, banks acquired pursuant to this authority may subsequently be converted to branches. Interstate branching will be permitted by allowing banks to merge across state lines to form a single institution. Interstate merger transactions can be used to consolidate existing multistate operations or to acquire new branches. Banks will be able to establish a new branch as its initial entry into a state only if the state has authorized de nove branching. In addition, out-of-state banks may merge with a single branch of a bank if the state has authorized such a transaction. The interstate branching provisions will become effective on June 1, 1997, unless a state takes action before that time. A state can pass laws either to opt in early or to opt out completely, as long as they act before June 1, 1997.

SUBSIDIARY BANKS. Various requirements of federal and Texas law affect the operation of the Subsidiary Banks, including the requirement to maintain reserves against deposits, restrictions on the nature and amount of loans which may be made and the interest that may be charged thereon, and restrictions relating to investments and other activities. All Subsidiary Banks are national banks and are subject to regulation, supervision and periodic examination by the Office of the Comptroller of the Currency ("OCC"). Any future subsidiary bank which might be a State of Texas chartered bank would be subject to regulation by the Texas Department of Banking. National and state banks are both subject to further regulation by the Federal Reserve Board and the FDIC. The OCC has been granted enforcement powers with respect to the Subsidiary Banks which are similar in scope and nature to those powers previously described with respect to bank holding companies.

At December 31, 1994, $1,100,000 of the $49,160,000 of regulatory total capital of the Subsidiary Banks was represented by subordinated capital notes. The Federal Reserve Board and the OCC have adopted guidelines originally proposed by the Federal Financial Institutions Regulatory Board that restrict the extent to which such capital notes qualify in meeting the capital requirements imposed upon the Subsidiary Banks by the OCC. In accordance with such guidelines, Charter in the past provided additional capital to its Subsidiary Banks through now partially repaid bank borrowings by Charter, the proceeds of which have been used to purchase capital stock in the Subsidiary Banks.

Cash revenues derived from dividends and management fees received by Charter from the Subsidiary Banks and non-bank subsidiaries represent the largest source of total cash revenues of Charter. In addition to certain statutory limitations restricting payments of dividends, approval of the OCC is required for the payment of any dividend to Charter by any of the Subsidiary Banks if the total of all dividends, including any proposed dividends, declared by any such bank in any calendar year exceeds the total of its net profits, as defined by the OCC, for that year, combined with its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock. At December 31, 1994, pursuant to applicable law $5,047,000 of retained earnings was available for the payment of dividends by the Subsidiary Banks to Charter.

Each Subsidiary Bank, as well as any other controlled subsidiary of Charter, is an affiliate within the meaning of the Federal Reserve Act and as such is subject to certain restrictions with respect to loans and extensions of credit to Charter or to other subsidiaries, or investment in their stock securities and acceptance of such stock or securities as collateral for loans to any borrower.

For further discussion of certain additional regulations affecting Charter and the Subsidiary Banks, reference should be made to the "Government Fiscal and Monetary Policies" discussion below.

COMPETITION

The activities in which the Subsidiary Banks engage are highly competitive. Each activity engaged in and geographic market served involves competition with other banks, as well as with non-banking financial institutions and non-financial enterprises. The Subsidiary Banks actively compete with other banks in their efforts to obtain deposits and make loans, in the scope and types of services offered, in interest rates paid on time deposits and charged on loans and in other aspects of banking. At December 31, 1994, the Subsidiary Banks had aggregate deposits of $623,761,000.

In addition to competing with other commercial banks within and outside their primary service area, the Subsidiary Banks compete with other financial institutions engaged in the business of making loans or accepting deposits, such as savings and loan associations, credit unions, industrial loan associations, insurance companies, small loan companies, finance companies, mortgage companies, real estate investment trusts, certain governmental agencies, credit card organizations and other enterprises. In recent years, competition for funds from securities brokers for money market accounts has intensified. Additional competition for deposits comes from government and private issues of debt obligations and other investment alternatives for depositors such as money market funds. The Subsidiary Banks also compete with a variety of other institutions in the provision of discount brokerage services as well as trust and investment management services.

GOVERNMENT FISCAL AND MONETARY POLICIES

The commercial banking business is affected not only by general economic conditions but also by the fiscal and monetary policies of the Federal Reserve Board. Changes in the discount rate on Federal Reserve member bank borrowings, availability of borrowings at the Federal Reserve "discount window", open market operations, the imposition of and changes in reserve requirements against member banks' deposits and assets of foreign branches, the imposition of and changes in reserve requirements against certain borrowings by member banks and their affiliates, and the placing of limits on interest rates which member banks may pay on time and savings deposits are some of the instruments of fiscal and monetary policy available to the Board. Fiscal and monetary policies influence to a significant extent the overall growth of bank loans, investments and deposits and the interest rates charged on loans or paid on time and savings deposits. The nature of future monetary policies and the effect of such policies on the future business and earnings of Charter and the Subsidiary Banks cannot be predicted.

The 1982 Garn-St. Germain Depository Institutions Act ("Garn Act") revised many basic banking laws. Central provisions of the Garn Act include the authorization for banks and savings and loan associations to offer insured deposit accounts which are directly competitive with money market funds, increased lending limits to a single customer for national banks, and the elimination of borrowing limits by banks which are Federal Reserve members. Also, the Garn Act liberalized laws regarding transactions by a member bank with its affiliates, including its bank affiliates.

The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") contains important provisions affecting all federally insured financial institutions ("banking organizations") in such areas as anti-fraud and anti-abuse enforcement powers, each banking organization's performance and record in meeting community credit needs, and acquisitions of savings and loan institutions. During 1990 initial phase-in of risk-based capital guidelines commenced and guidelines relative to the leverage ratio of minimum capital to total assets, which became effective after year-end 1990, were issued. For further discussion of these new capital requirements, reference should be made to the "Capital Resources" presentation beginning on page 28 of this report. Another recent regulatory development affecting banking organizations was the imposition by the FDIC of increased deposit insurance premiums. In 1990, those premiums increased from 8.3 cents per $100 of deposits to 12 cents per $100 of deposits. Deposit insurance premiums were increased twice during 1991 from 12 cents to 19.5 cents per $100 of deposits, then to 23 cents per $100 of insured deposits.

During December 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted by Congress and signed into law by President Bush. The provisions of FDICIA include a plan to recapitalize the Bank Insurance Fund that is the source of deposit insurance coverage to FDIC-insured institutions, authority to ultimately fund such recapitalization plan through increased deposit insurance premiums, various supervisory reforms which will increase the frequency of on-site examinations by federal banking regulators, changes in the deposit insurance system, an array of new consumer lending requirements, and the adoption of the Truth in Savings Act. FDICIA also authorizes federal banking regulators to take prompt, corrective action against institutions which are under-capitalized, institute a risk-based assessment system for deposit insurance, and implement a series of operational and management-based standards and potential sanctions for violations of such standards. It is clearly anticipated that FDICIA will unquestionably increase the regulatory burden on financial institutions and impose substantial actual and incidental costs on financial institutions and their customers. In response to the savings and loan crisis of the 1980s, financial institutions are expected to encounter further legislative and regulatory changes in the future.

While the Equal Credit Opportunity Act, the Fair Housing Act and the Community Reinvestment Act ("CRA")--laws that require financial institutions to practice fair lending and meet the credit needs of the communities in which they are located--have been in effect for a number of years, regulatory attention to enforcement of such laws has increased significantly in recent years. The fair lending laws strictly prohibit discriminatory lending practice. Using Home Mortgage Disclosure Act and other data which financial institutions are required to maintain and report to the federal government, federal and state governmental authorities are vigorously targeting financial institutions suspected of violating the fair lending laws. Financial institutions may be subject to fair lending enforcement actions, including civil money penalties, even thought their lending practices unintentionally have disparate impact or discriminatory effect. Similar to the fair lending laws, CRA initiatives and enforcement actions have been given increased attention in recent years. The rules and regulations governing CRA compliance are in the process of being revised in an effort to establish more objective measurements of CRA performance. The focus of performance will be on each institution's actual lending, services and investment records relative to low and moderate income areas which are located within the institution's delineated community. The penalties for inadequate CRA performance may include monetary penalties and severe limitations on any further acquisition or expansion activities. The board of directors of Charter and its Subsidiary Banks and Charter's management are firmly committed to nondiscriminatory lending practices and ensuring that the Subsidiary Banks meet the credit needs of low and moderate income areas in our local communities. Charter continues to devote a substantial amount of time and resources to fair lending and CRA training and compliance.

EMPLOYEES

Charter and its subsidiaries had approximately 508 full-time and 59 part-time employees as of January 31, 1995, approximately 28 of whom are senior officers of either Charter or a Subsidiary Bank. None of the employees are represented by any union or similar group, and management believes it has excellent relations with the staff. Charter and its subsidiaries are equal opportunity employers and provide equal employment opportunities to individuals without regard to race, sex, age, national origin, religion, veteran status or disability.

ITEM 2.  PROPERTIES

The executive offices of Charter are located at 2600 Citadel Plaza Drive, Suite 600, Houston, Texas 77008. Charter-Houston owns a one-acre vacant lot adjacent to its leased facility at 5200 North Shepherd and the land and building comprising the facility held for future banking use at 3000 Bering Drive. Charter-Colonial owns the land and building comprising its main banking premises and its Cy-Fair Branch, as well as the land and improvements comprising the drive-in banking facility of its Willowbrook Branch. University owns the land and building comprising its main banking house and the land comprising the drive-in facility constructed during 1994 adjacent to the West 61st Street Branch. Charter or its Subsidiary Banks lease the remaining banking premises and remote facilities under various leases extending through the year 2000. (See "Subsidiary Banks" under Item 1.)

ITEM 3.  LEGAL PROCEEDINGS

Neither Charter nor any of its subsidiaries are a party to any legal proceedings that in management's judgment would have a material adverse effect on the consolidated financial position of Charter and its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Since the annual shareholders' meeting held on May 26, 1994, no matters have been submitted to a vote of the shareholders of Charter.

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

PRICE RANGE OF COMMON STOCK. Since February 1991, Charter's Common Stock ("Common Stock") has been listed on the automated quotation system ("Nasdaq") of the National Association of Securities Dealers, Inc. ("NASD") and trades over-the-counter on the Nasdaq under the symbol SAIL. The table below sets forth the high and low sales prices as reported on Nasdaq for each fiscal quarter of 1994 and 1993. Amounts have been adjusted to reflect the 5% stock dividends paid on October 31, 1994 and September 30, 1993.


          REPORTED PERIOD                      HIGH       LOW
          ---------------                      ----       ---
          Fourth Quarter of 1994 . . . . .    $15.25    $13.75
          Third Quarter of 1994. . . . . .    $14.75    $13.75
          Second Quarter of 1994 . . . . .    $13.10    $12.86
          First Quarter of 1994. . . . . .    $13.57    $13.10
          Fourth Quarter of 1993 . . . . .    $13.33    $11.91
          Third Quarter of 1993. . . . . .    $12.70    $11.11
          Second Quarter of 1993 . . . . .    $14.06    $10.88
          First Quarter of 1993. . . . . .    $16.10    $11.11


On March 23, 1995, the high and low sales price of the Common Stock was $14.75.

PRICE INFORMATION ON OTHER CLASSES. The shares of Charter's Special Common Stock ("Special Common Stock") and initial series of preferred stock ("Preferred Stock") (hereinafter collectively referred to, together with the Common Stock, as the "Charter Stock") are inactively traded and there has not been an active market maker. To the best of Charter's knowledge, the most recent trades involved only shares of Charter's Common Stock.

HOLDERS. At March 1, 1995, Charter's Common Stock, Special Common Stock, and Preferred Stock were owned of record by approximately 900, 5 and 350 shareholders, respectively.

DIVIDENDS AND DIVIDEND POLICY

DIVIDEND POLICY. Holders of Common Stock and Special Common Stock are entitled to receive such dividends as are declared by Charter's Board of Directors in accordance with Charter's dividend policy. Factors which Charter's Board of Directors considers prior to declaring a dividend include earnings, regulatory capital requirements, general business conditions and the capital needs of its subsidiaries, as well as other factors which the Board of Directors may deem relevant. The payment of dividends by Charter also is restricted by the terms of two loan agreements, which agreements are further described in Note 11 to the financial statements on page 41. As a result of the termination of the Reserve Bank Agreement during 1992, Charter is no longer required to obtain approval of the Federal Reserve Board prior to paying any dividends to its shareholders. Dividends on Common Stock and Special Common Stock are subject to the prior payment of any cumulated and unpaid dividends on the Preferred Stock. Subject to compliance with Charter's dividend policy, the Board of Directors has authorized the payment of regular quarterly dividends on Charter's Common Stock and Special Common Stock to be paid on the first business day of each fiscal quarter to the holders of record on the fifteenth business day of the month immediately preceding such payment date, at a rate to be fixed by the Board of Directors. Such regular quarterly dividends may be suspended at any time by the Board of Directors and there is no assurance that Charter will continue to pay regular quarterly dividends on the Common Stock and Special Common Stock.

DIVIDENDS FROM SUBSIDIARY BANKS. Since Charter is a bank holding company it is dependent upon receipt of dividends or advances from its subsidiaries (primarily the Subsidiary Banks) for payment of dividends to shareholders. The payment of dividends by the Subsidiary Banks is limited by applicable
federal banking law.   (See "Supervision and Regulation - Subsidiary Banks"
beginning on page 5 and Note 3 beginning on page 39.)

DIVIDEND HISTORY. Charter paid quarterly cash dividends on its Common Stock from 1979 through September 30, 1985. Effective December 31, 1985, Charter suspended the payment of dividends to holders of Common Stock and Special Common Stock as a consequence of losses sustained from operations and a
resulting desire to conserve capital.   On August 10, 1992, Charter paid a
five percent (5%) stock dividend to the holders of record of Common Stock and Special Common Stock as of July 31, 1992. On February 17, 1993, Charter's Board of Directors resumed the payment of cash dividends on Charter's Common Stock and Special Common Stock by declaring a quarterly cash dividend of $.03 per share to be paid on March 31, 1993, to the holders of Common Stock and Special Common Stock as of March 15, 1993. The quarterly cash dividend on Charter's Common Stock and Special Common Stock was increased to $.05 per share for payment on June 30, 1993, with regular quarterly dividends of $.05 per share being paid on September 30, 1993, and January 1, 1994. On February 24, 1994, the Board of Directors increased the quarterly cash dividend on Charter's Common Stock and Special Common Stock to $.06 per share, commencing with the dividend to be paid on April 1, 1994, to holders of record on March 15, 1994, with regular quarterly dividends at $.06 per share being paid as of July 20, 1994, September 30, 1994 and January 3, 1995.

ITEM 6.  SELECTED FINANCIAL DATA

                                                             CHARTER BANCSHARES, INC. AND SUBSIDIARIES
                                                   1994          1993          1992          1991          1990
                                                ------------------------------------------------------------------
                                                     (IN THOUSANDS, EXCEPT PERCENTAGES AND PER SHARE AMOUNTS)
FOR THE YEAR ENDED DECEMBER 31:

Interest income . . . . . . . . . . . . . . . . $   43,856    $   39,227    $   40,072    $   44,977    $   47,208
Interest expense    . . . . . . . . . . . . . .     14,605        13,786        16,394        23,975        28,632
                                                ----------    ----------    ----------    ----------    ----------
  Net interest income . . . . . . . . . . . . .     29,251        25,441        23,678        21,002        18,576
Provision for credit losses . . . . . . . . . .        233           911         1,465         1,662           696
Non-interest income . . . . . . . . . . . . . .     14,328         8,699         8,272         8,167         5,178
Non-interest expense (3). . . . . . . . . . . .     31,899        26,668        23,704        22,800        20,150
                                                ----------    ----------    ----------    ----------    ----------
Earnings before income taxes (3). . . . . . . .     11,447         6,561         6,781         4,707         2,908
Income tax expense ( 3) . . . . . . . . . . . .      3,761         1,305           136           339           104
                                                ----------    ----------    ----------    ----------    ----------
Earnings before effect of change in accounting
 principle. . . . . . . . . . . . . . . . . . .      7,686         5,256         6,645         4,368         2,804
Cumulative effect of a change in accounting
 for income taxes . . . . . . . . . . . . . . .         --         2,950            --            --            --
                                                ----------    ----------    ----------    ----------    ----------
Net earnings  . . . . . . . . . . . . . . . . . $    7,686    $    8,206    $    6,645    $    4,368    $    2,804
                                                ==========    ==========    ==========    ==========    ==========
Net earnings as a percent of:
  Average assets  . . . . . . . . . . . . . . .       1.13%         1.25%         1.16%         0.79%         0.51%
  Average shareholders' equity  . . . . . . . .      15.86         19.16         18.35         13.36         10.34
  Average common shareholders' equity . . . . .      16.10         19.49         19.90         14.89         11.01
Per Common Share(1):
  Primary earnings before change in
   accounting principle . . . . . . . . . . . . $     1.27          0.86    $     1.16    $     0.74    $     0.42
  Fully diluted earnings before change
    in accounting principle . . . . . . . . . .       1.27          0.86          1.10          0.72          0.42
  Cumulative effect of change in accounting
    for income taxes  . . . . . . . . . . . . .         --          0.49            --            --            --
  Net earnings - primary  . . . . . . . . . . .       1.27          1.35          1.16          0.74          0.42
  Net earnings - fully diluted  . . . . . . . .       1.27          1.35          1.10          0.72          0.42
  Book value (2)  . . . . . . . . . . . . . . .       7.99          7.50          6.31          5.21          4.47
  Dividends . . . . . . . . . . . . . . . . . .       0.24          0.18            --            --            --
Dividend pay-out ratio. . . . . . . . . . . . .      18.90%        13.33%           --%           --%           --%
Weighted average shares outstanding:
   Primary   . . . . . . . . . . . . . . . . .   6,025,389     6,011,283     5,476,604     5,289,001     5,057,746
   Fully diluted . . . . . . . . . . . . . . .   6,029,637     6,029,514     5,996,214     5,963,214     5,731,959

BALANCE SHEET DATA AS OF DECEMBER 31:

Loans . . . . . . . . . . . . . . . . . . . . . $  343,761    $  290,674    $  237,212    $  221,748    $  190,128
Total assets  . . . . . . . . . . . . . . . . .    722,398       667,096       597,302       556,338       581,113
Deposits  . . . . . . . . . . . . . . . . . . .    616,880       588,754       525,446       499,078       508,208
Long-term debt  . . . . . . . . . . . . . . . .     14,850        13,550         7,511         7,757         8,103
Shareholders' equity (2)  . . . . . . . . . . .     48,888        45,772        38,636        34,206        30,737
Shareholders' equity (percent change) (2) . . .       6.81%        18.47%        12.95%        11.29%        14.89%
Average shareholders' equity
 as a percent of average assets (2) . . . . . .       7.14%         6.52%         6.33%         5.94%         4.97%


(1) All per share figures and weighted average shares outstanding have been adjusted for the 5% stock dividends paid on October 31, 1994, September 30, 1993 and August 10, 1992.

(2) At December 31, 1994, Charter's shareholders' equity has been reduced by $3,352,000 to reflect the adoption of SFAS #115, which requires the net unrealized gain (loss) on securities available for sale to be included in shareholders' equity. Excluding the affect of this adjustment to shareholders' equity at December 31, 1994, certain selected financial data reflected above would be adjusted as follows: shareholders' equity of $52,240,000, the percent change in shareholders' equity of 14.13%, average shareholders' equity as a percent of average assets of 7.65% and book value per common share of $8.54.

(3) Non-interest expenses for 1993 include approximately $1.5 million in accelerated amortization of core deposit intangible. The total of income tax expense for 1993 was reduced by an approximately $1.4 million tax benefit related to this accelerated amortization of core deposit intangibles. Excluding the effect of this accelerated amortization, earnings before income taxes would have increased to approximately
    $8 million in 1993.

CONDENSED STATEMENTS OF EARNINGS

The following is a comparison of Charter's condensed statements of earnings
for the most recent five-year period.   The amounts for the years ended
December 31, 1994 through 1990 have not been presented on a taxable equivalent basis due to Charter's federal income tax-loss carry forward position in years prior to 1993 and the immaterial effect on earnings from tax-exempt income in each year.

                                                               YEAR ENDED DECEMBER 31,
                                                    1994      1993      1992      1991      1990
                                                   ----------------------------------------------
                                                                   (IN THOUSANDS)
Interest income(1) . . . . . . . . . . . . . .     $43,856   $39,227   $40,072   $44,977   $47,208
Interest expense . . . . . . . . . . . . . . .      14,605    13,786    16,394    23,975    28,632
                                                   -------   -------   -------   -------   -------
  Net interest income(1) . . . . . . . . . . .      29,251    25,441    23,678    21,002    18,576
Provision for credit losses. . . . . . . . . .         233       911     1,465     1,662       696
Non-interest income. . . . . . . . . . . . . .      14,328     8,699     8,272     8,167     5,178
Non-interest expense (2) . . . . . . . . . . .      31,899    26,668    23,704    22,800    20,150
                                                   -------   -------   -------   -------   -------
Earnings before income taxes (2) . . . . . . .      11,447     6,561     6,781     4,707     2,908
Income tax expense(2). . . . . . . . . . . . .       3,761     1,305       136       339       104
                                                   -------   -------   -------   -------   -------
Earnings before effect of change in accounting
  principle. . . . . . . . . . . . . . . . . .       7,686     5,256     6,645     4,368     2,804
Cumulative effect of a change in accounting for
  income taxes . . . . . . . . . . . . . . . .          --     2,950        --        --       --
                                                   -------   -------   -------   -------   -------
  Net earnings . . . . . . . . . . . . . . . .     $ 7,686   $ 8,206   $ 6,645   $ 4,368   $ 2,804
                                                   =======   =======   =======   =======   =======


(1) For the years ended December 31, 1994 through 1990, interest income would have been $43,876,000, $39,232,000, $40,080,000, $44,995,000 and
    $47,243,000, respectively, and net interest income would have been $29,271,000, $25,446,000, $23,686,000, $21,020,000 and $18,611,000,
    respectively, if all such amounts were shown using a comparable fully taxable equivalent basis (using a tax rate of 34%).

(2) Non-interest expenses for 1993 included approximately $1.5 million in accelerated amortization of core deposit intangibles. The total of income tax expense for 1993 was reduced by an approximately $1.4 million tax benefit related to this accelerated amortization of core deposit intangibles. Excluding the effect of this accelerated amortization, earnings before income taxes would have increased to approximately
    $8 million in 1993.

CONDENSED AVERAGE BALANCE SHEETS

Although year-end statistics present general trends, the daily average balance sheets are more indicative of Charter's levels of activity throughout the years indicated and less subject to day-to-day business activity fluctuations. The following schedule sets forth a comparison of the most recent five years' consolidated daily average balance sheets for Charter.



                                                    YEAR ENDED DECEMBER 31,
                                   1994           1993            1992          1991          1990
                             --------------  -------------  -------------  -------------  -------------
                              AMOUNT    %    AMOUNT     %    AMOUNT   %    AMOUNT    %    AMOUNT    %
                             --------  ----  -------  ----  -------  ----  -------  ----  -------  ----
                                                         (IN THOUSANDS)
Assets:

Cash and due from banks . .  $ 36,397    5% $ 32,658    5% $ 28,172    5% $ 27,117    5%  $ 33,064    6%
Loans . . . . . . . . . . .   293,536   43   277,409   42   217,643   38   197,969   36    181,478   33
Interest-bearing deposits .       465   --       398   --     1,766   --     3,335    1      7,870    1
Trading account assets. . .     2,615   --     4,320   --     1,937   --     7,231    1      1,816   --
Securities:
 Taxable. . . . . . . . . .   294,227   43   294,714   45   269,241   47   260,110   47    257,434   47
 Non-taxable. . . . . . . .       797   --       183   --       204   --       457   --        696    1
                             --------  ---  --------  ---  --------  ---  --------  ---   --------   --
 Total Securities . . . . .   295,024   43   294,897   45   269,445   47   260,567   47    258,130   48
                             --------  ---  --------  ---  --------  ---  --------  ---   --------   --
Federal funds sold and
 securities purchased under
 agreements to resell . . .    27,654    4    23,662    4    32,183    6    29,909    5    37,458    7
Other assets  . . . . . . .    27,853    4    28,483    4    24,663    4    27,700    5    28,726    5
Allowance for credit losses.   (4,451)   1    (4,673)  --    (3,591)  --    (3,328)  --    (2,876)  --
                             --------  ---  --------  ---  --------  ---  --------  ---  --------  ---
Total Assets. . . . . . . .  $679,093  100% $657,154  100% $572,218  100% $550,500  100% $545,666  100%
                             ========  ===  ========  ===  ========  ===  ========  ===  ========  ===

Liabilities and Shareholders' Equity

Liabilities:
Deposits:
 Non-interest-bearing
  demand  . . . . . . . . .  $167,207   25% $154,310   24  $120,936   21% $107,822   20% $104,328   19%
 Interest-bearing demand. .    93,001   14    99,608   15    75,591   13    55,636   10    45,716    8
 Savings. . . . . . . . . .    37,328    5    35,599    5    21,325    4    19,823    4    19,368    4
 Money market savings . . .   109,923   16   103,187    1    85,579   15    62,895   11    55,859   10
 Time . . . . . . . . . . .   176,837   26   185,218   28   204,559   36   236,665   43   258,496   47
                             --------  ---  --------  ---  --------  ---  --------  ---  --------  ---
  Total Deposits. . . . . .   584,296   86   577,922   88   507,990   89   482,841   88   483,767   88
                             --------  ---  --------  ---  --------  ---  --------  ---  --------  ---
Securities sold under
 agreements to repurchase .    26,183    4    17,641    2    14,467    3    21,916    4    19,674    4
Long-term debt. . . . . . .    14,549    2    12,087    2     7,991    1     8,341    2     9,906
Other liabilities . . . . .     5,604    1     6,679    1     5,559    1     4,717    1     5,215    1
                             --------  ---  --------  ---  --------  ---  --------  ---  --------  ---

 Total Liabilities. . . . .   630,632   93   614,329   93   536,007   94   517,815   95    18,562   95
                             --------  ---  --------  ---  --------  ---  --------  ---  --------  ---
Shareholders' Equity. . . .    48,461    7    42,825    7    36,211    6    32,685    5    27,104    5
                             --------  ---  --------  ---  --------  ---  --------  ---  --------  ---
 Total Liabilities and
    Shareholders' Equity. .  $679,093 100%  $657,154  100% $572,218  100% $550,500  100% $545,666  100%
                             ======== ===   ========  ===  ========  ===  ========  ===  ========  ===


                                      12

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Earnings before income taxes increased to $11,447,000 as compared to $6,561,000 for 1993. Net earnings decreased in 1994 to $7,686,000, as compared to $8,206,000 for 1993. In 1994 fully diluted earnings per common share were $1.27; compared to $1.35 for 1993. Highlights of the major components that affect Charter's net earnings are as follows:

- Average assets grew $21,939,000, or 3.3%, to $679,093,000, with average deposits totalling $584,296,000.

- Non-performing assets - non-accrual and restructured loans plus other real estate ("ORE") and collateral acquired - decreased by 8.5% to $3,812,000 at December 31, 1994, or 0.53% of total assets.

- Net-interest income - the difference between total interest income on earning assets and total interest expense on deposits and borrowings - increased 15.0%, or $3.8 million, to $29,251,000 for the year.

- Provision for credit losses - the amounts charged to earnings in order to maintain an adequate allowance for credit losses - decreased by $678,000 to $233,000 for 1994.

- Non-interest income, excluding securities transactions and mortgage banking income - the fees charged for banking services - increased by $1,666,000 to $10,030,000 for the year.

- Mortgage banking income - the revenues earned from mortgage banking activity, such as loan origination fees, fees from the sale of loans and sales of related servicing rights on originated loans - totaled $4,311,000. This was a new source of revenues, as Charter acquired a mortgage banking company in April 1994.

- Securities transactions - including trading account profits or losses and investment securities gains or losses - resulted in a de-minimus net loss before taxes of $13,000 for 1994.

- Non-interest expense - carrying costs and losses incurred with the acquisition and sale of other real estate, employee compensation and other expenses, such as for occupancy, furniture and equipment, advertising, professional fees, deposit insurance premiums and supplies - increased by 19.6%, or $5,231,000, to $31,899,000 for 1994. Approximately
   $4.7 million of this increase was due to the acquisition of Charter Mortgage Company.

- Income tax expense - the income tax provision on current year earnings - increased by $2,456,000 to $3,761,000 for 1994. A change in the method of accounting for income taxes was adopted effective January 1, 1993, resulting in a one-time increase to earnings of $2,950,000 in 1993. Also in 1993, the total income tax expense was reduced by an approximately $1.4 million tax benefit related to the accelerated amortization of core deposit intangibles.

In the following sections, these and other major factors and trends affecting the components of income and expense are examined in more detail. Information concerning assets and liabilities is subsequently provided so that an evaluation can be made of capitalization and liquidity as they may affect Charter's future outlook.

NET INTEREST INCOME

Net interest income increased 15.0% in 1994 to $29,251,000, compared to $25,441,000 in 1993. The data used in the analysis of the changes in net interest income is derived from the daily average levels of interest-earning assets and interest-bearing liabilities as well as from the yields earned and rates paid on such amounts. The schedule below gives a three-year history of Charter's daily average interest-earning accounts (including non-accruing loans) and interest-bearing accounts. The amounts earned and paid on each major type of asset and liability account are then shown beside the average balance in the account for the year. The average yields on all interest-earning assets (including non-accruing loans) and the average cost of all interest-bearing liabilities are also summarized.

COMPARATIVE NET INTEREST MARGIN

                                                           YEAR ENDED DECEMBER 31,
                                    1994                             1993                           1992
                         -------------------------------------------------------------------------------------------
                         AVERAGE             YIELD OR    AVERAGE             YIELD OR    AVERAGE            YIELD OR
                         BALANCE  INTEREST     RATE      BALANCE   INTEREST    RATE      BALANCE  INTEREST    RATE
                         -------  --------   --------   --------   --------  --------   --------  --------  --------
                                                              (IN THOUSANDS)
Assets:
 Loans. . . . . . . . .  $293,536  $25,875     8.81%    $277,409   $ 22,303    8.04%    $217,643  $19,080     8.77%
 Interest-bearing
  deposits . . . . . . .      465       18     3.87          398         10    2.51        1,766       96     5.44
 Trading account assets.    2,615      175     6.69        4,320        131    3.03        1,937      112     5.78
 Securities:
  Taxable . . . . . . .   294,227   16,609     5.64      294,714     16,145    5.48      269,241   19,622     7.29
  Non-taxable (1) . . .       797       38     4.77          183         10    5.46          204       15     7.35
                         --------  -------     ----     --------    -------    ----     --------  -------     ----
  Total Securities. . .   295,024   16,647     5.64      294,897     16,155    5.48      269,445   19,637     7.29
 Federal funds sold and
  securities purchased
  under agreements to
  resell . . . . . . . .   27,654    1,141     4.13       23,662        628    2.65       32,183    1,147     3.55
                         --------  -------     ----     --------    -------    ----     --------  -------     ----
  Total Earning
   Assets/Yields . . . .  619,294   43,856     7.08      600,686     39,227    6.53      522,974   40,072     7.67
                         --------  -------     ----     --------    -------    ----     --------  -------     ----
 Cash and due from banks.  36,397                         32,658                          28,172
 Other assets, net of
  allowance for credit
  losses . . . . . . . .   23,402                         23,810                          21,072
                         --------                       --------                        --------
  Total Assets.          $679,093                       $657,154                        $572,218
                         ========                       ========                        ========

Liabilities and Shareholders' Equity:
 Interest-bearing
  demand deposits . . .   $93,001    1,515     1.63     $ 99,608      2,387    2.40     $ 75,591    2,366     3.13
 Savings deposits . . .    37,328      905     2.42       35,599        842    2.37       21,325      663     3.11
 Money market savings .   109,923    3,195     2.91      103,187      2,922    2.83       85,579    3,022     3.53
 Other time deposits. .   176,837    6,704     3.79      185,218      6,285    3.39      204,559    9,200     4.50
 Securities sold under
  agreements to
  repurchase  . . . . .    26,183    1,113     4.25       17,641        368    2.09       14,467      438     3.03
 Long-term debt . . . .    14,549    1,173     8.06       12,087        982    8.12        7,991      705     8.82
                         --------  -------     ----     --------    -------    ----     --------  -------     ----
  Total Interest-Bearing
   Liabilities/Rate . .   457,821   14,605     3.19      453,340     13,786    3.03      409,512   16,394     4.00
                         --------  -------     ----     --------    -------    ----     --------  -------     ----
 Demand deposits          167,207                        154,310                         120,936
 Other liabilities. . .     5,604                          6,679                           5,559
                         --------                       --------                        --------
  Total Liabilities . .   630,632                        614,329                         536,007
  Shareholders' Equity.    48,461                         42,825                          36,211
                         --------                       --------                        --------
  Total Liabilities and
  Shareholders' Equity   $679,093                       $657,154                        $572,218
                         ========                       ========                        ========
Net Interest Income . .            $29,251                          $25,441                       $23,678
                                   =======                          =======                       =======
Interest Rate Spread. .                        3.89%                           3.50%                          3.67%
                                               ====                            ====                           ====
Net Interest Margin(2).                        4.72%                           4.24%                          4.54%
                                               ====                            ====                           ====

(1) The yields for 1994, 1993 and 1992 are not presented on a taxable equivalent basis due to the immaterial effect on earnings from tax-exempt income in each year.

(2) The net interest margins for 1994, 1993 and 1992 would have been unchanged if such data had been prepared on a comparable fully taxable equivalent basis. In addition, the yields on non-taxable investment securities would have been 7.22%, 8.20% and 11.27%, respectively.

                                      14

ANALYZING EARNING ASSETS AND ALL FUNDING SOURCES

The preceding table indicated that net interest income increased by $3,810,000 over that of 1993. Moreover, the net interest margin increased to 4.72% for 1994 over the 4.24% reported for 1993. There are many factors working together which result in changes to net interest income. The table below allocates the change in net interest income between changes in volumes and the level of interest rates. The remaining variance is allocable to a combination of changes in rates and volumes. The rate/volume variance is then allocated on a pro rata basis to arrive at a final variance.

RATE/VOLUME ANALYSIS

                                     DECEMBER 31,                         DECEMBER 31,
                         --------------------------------    ------------------------------------
                                1994 COMPARED TO 1993                1993 COMPARED TO 1992
                                        DUE TO                              DUE TO
                         ---------------------------------   ------------------------------------
                          INCREASE                   RATE/    INCREASE                     RATE/
                         (DECREASE)  VOLUME   RATE   VOLUME  (DECREASE)  VOLUME    RATE   VOLUME
                         ---------   ------   ----   ------  ----------  ------  -------  -------
                                                      (IN THOUSANDS)
Interest Income:
Loans  . . . . . . . . . . $3,572    $1,297  $2,150  $125    $ 3,223     $5,239  $(1,582) $(434)
Interest-bearing deposits.      8         2       5     1        (86)       (74)     (52)    40
Trading account assets . .     44       (52)    158   (62)        19        138      (53)   (66)
Securities:
Taxable  . . . . . . . . .    464       (27)    491    (1)    (3,477)     1,856   (4,872   (461)
Non-taxable (1). . . . . .     28        34      (1)   (4)        (5)        (2)      (4)   --
                           ------    ------  ------  ----    -------     ------   -------  ----
Total securities . . . . .    492         7     490    (5)    (3,482)     1,854   (4,876)   461)
Federal funds sold and
 securities purchased
 under agreements to
 resell. . . . . . . . . .    513       106     348    59      (519)       (304)    (293)    78
                           ------    ------  ------  ----     ------     ------   -------  ----
Total interest income. . .  4,629     1,360   3,151   118      (845)      6,853   (6,856)  (843)
                           ------    ------  ------  ----     ------     ------   -------  ----
Interest Expense:
Deposits . . . . . . . . .   (116)     (191)     76    (1)   (2,815)      1,440   (3,888)  (367)
Federal funds purchased
 and other short-term
 borrowings. . . . . . . .    744       178     382   184       (70)         96             (30)
Long-term debt . . . . . .    191       200     (7)    (2)      277         361      (56)   (29)
                           ------    ------  ------  ----     ------     ------   -------  ----
Total interest expense . .    819       187     451   181    (2,608)      1,897   (4,080)  (426)
                           ------    ------  ------  ----     ------     ------   -------  ----
Net interest income
 before allocation of
 volume/rate . . . . . . .  3,810     1,173   2,700   (63)     1,763      4,956   (2,776)  (417)
                           ------    ------  ------  ----     ------     ------   -------  ----
Allocation of
 volume/rate . . . . . . .     --       (19)   (44)    63         --       (947)     530    417
                           ------    ------  ------  ----     ------     ------  --------  ----
Changes in net
 interest income . . . . . $3,810    $1,154  $2,656  $ --     $1,763     $4,009  $(2,246)  $ --
                           ======    ======  ======  ====     ======     ======  =======   ====

(1) The amounts indicated are not presented on a taxable equivalent basis due to the immaterial effect on earnings from tax-exempt income in each year.

COMPARING 1994 WITH 1993

The above table shows that an increased level of earning assets accounted for nearly one-third of the overall increase in net interest income. Earning assets averaged $691,294,000 in 1994 for an increase of $18,608,000 or 3.1%. A generally higher level of interest rates combined with increasing spreads accounts for a majority of the increased net interest income. The table on the previous page indicates the average rate paid on interest bearing liabilities increased by 0.16% while the yield on earning assets changed by 0.55%. While total loans and investment securities were repricing at higher interest rates, many rates on deposit categories exhibited little change.

COMPARING 1993 WITH 1992

Earning assets expanded during 1993 to average $77,712,000 higher than in 1992. This represented an increase of 14.9% over the prior year. The growth in earning assets resulted in the highly favorable volume variance. Offsetting this increase, however, were lower interest rates and more narrow spreads. Interest rates were generally lower in 1993 than for 1992. Consequently, Charter received less value from non-interest-bearing funding sources than in the higher rate environment of 1992. Since earning asset yields contracted at a faster rate than rates paid on interest bearing liabilities, net interest spreads narrowed. The yield on earning assets declined 1.14% year-to-year while the cost of interest-bearing liabilities declined 0.97%.

A further understanding of the factors responsible for the year-to-year increases in net interest income can be obtained by examining the changes in: (1) the volume of earning assets and (2) the net interest income produced after the related cost of funding these earning assets.

The following table allocates total interest income earned at the "interest spread" between assets funded with: (1) interest-bearing liabilities and
(2) non-interest-bearing liabilities (primarily non-interest-bearing demand deposits) and equity capital. The interest spread on earning assets funded by interest-bearing liabilities is defined as the difference between the average rate earned on total earning assets and the average rate paid on the interest-bearing liabilities. The interest spread on assets funded with non-interest-bearing sources of funds is simply the rate earned on total earning assets.


ANALYSIS OF NET INTEREST INCOME

                                                           YEAR ENDED DECEMBER 31,
                    ------------------------------------------------------------------------------------------------------
                                     1994                               1993                              1992
                    ------------------------------------------------------------------------------------------------------
                                                NET                               NET                               NET
                        AVERAGE    INTEREST  INTEREST     AVERAGE     INTEREST  INTEREST    AVERAGE     INTEREST  INTEREST
                    EARNING ASSETS  SPREAD    INCOME   EARNING ASSETS  SPREAD    INCOME  EARNING ASSETS  SPREAD    INCOME
                    -------------- --------  --------  -------------- --------  -------- -------------- --------  --------
                                                                   (IN THOUSANDS)
Source of Funding
Interest-bearing
 liabilities. . . . .  $457,821     3.89%     $17,816     $453,340      3.50%    $15,843    $409,512      3.67%   $14,988
Non-interest-bearing
 liabilities and
 equity capital . . .   161,473     7.08       11,435      147,346      6.53       9,598     113,462      7.67      8,690
                       --------               -------     --------               -------    --------              -------
        Total . . . .  $619,294               $29,251     $600,686               $25,441    $522,974              $23,678
                       ========               =======     ========               =======    ========              =======


COMPARING 1994 WITH 1993

As outlined on the previous page, the increased level of net interest income can be attributed to a higher level of earning asset volumes and an improved interest rate spread variance. The growth in earning assets occurred within the higher yielding loan category, thereby contributing to a higher earning asset yield and wider spread over funding sources. In addition, there was a greater reliance on non- interest-bearing funding than in 1993. Since these funding sources become more valuable in a higher rate environment, net interest income expanded accordingly. Approximately 26.1% of earning assets were funded through non-interest-bearing sources. This compares more favorably with the 24.5% in 1993.

COMPARING 1993 WITH 1992

The table on the preceding page exhibited the benefit of the expanded earning asset base and reflected the offset of lower interest rates and reduced spreads. The table above readily identifies the reduced interest spread on non-interest-bearing funding sources. The spread on earning assets funded with interest-bearing liabilities declined by 0.17% when compared with 1992. However, the spread attributed to non-interest-bearing funding sources declined by 1.14%. Offsetting this to some degree was the increased level of funding provided by non-interest-bearing sources. For 1993, approximately 24.5% of earning assets were supported by non-interest-bearing funds, whereas this ratio was 21.7% for 1992.

LOANS

The following table shows the composition of the loan portfolio at the end of each of the last five years:

                                                  DECEMBER 31,
                                                  ------------
                                   1994     1993      1992      1991      1990
                                   ----     ----      ----      ----      ----
                                                (IN THOUSANDS)
Commercial, financial and
 industrial  . . . . . . . . .   $ 75,113  $58,421   $54,097   $64,695  $ 63,805
Commercial real estate . . . .     40,923   50,467    45,432    42,028    33,382
Real estate - construction . .     90,478    6,477     8,135     9,609     8,757
Real estate - multi-family . .     10,611   16,573    18,850    17,042     8,313
Real estate - 1-4 family . . .     66,300  101,375    57,710    45,636    33,812
Loans to individuals . . . . .     60,336   57,361    52,988    42,657    42,059
                                  -------  -------   -------   -------   -------
  Total loans. . . . . . . . .   $343,761  290,674  $237,212  $221,748  $190,128
                                 ========  =======  ========  ========  ========

Charter presently is, and in the future expects to remain, a middle-market banking organization serving individuals and businesses with interests in and around Harris County, Texas. Charter's middle-market orientation with respect to both commercial and real estate lending generally results in avoidance of large commitments to any single project. At the end of 1994, Charter had a loan-to-deposit ratio of 55.7%. Charter's management believes this low loan-to-deposit ratio results in a generally lower credit risk profile and also is representative of the latent earning power of Charter. Management believes that maintaining a loan-to-deposit ratio in the range of 55-
65% over the next several years, coupled with prudent evaluation and administration of such loan growth, is within Charter's capabilities in a generally, although modestly, expanding economy.

During 1994, Charter saw growth in its real estate loans in the real estate construction category primarily as a result of the purchase of residential construction loans from Roosevelt Financial Group as discussed earlier. Included in the total of real estate-construction loans are $79 million of loans secured by one-to-four family residential properties, which amount comprises approximately 87% of the total of construction loans.

The composition of Charter's loan portfolio reflects management's desire to maintain relatively low exposure to commercial real estate loans. Commercial real estate, multi-family and construction loans as a percent of total loans were 41.3% at December 31, 1994, as compared to 25.3% at year-end 1993. At December 31, 1994, loans to individuals and 1-4 family owner-occupied residential mortgages represented 36.8% of total loans outstanding versus 54.6% of total loans outstanding at year-end 1993. Charter has no highly leveraged transaction ("HLT") loans as of December 31, 1994.

Economic indicators generally suggest that the U.S. and Houston-Galveston area economies will continue to experience at least modest growth during the next year. Most indicators suggest that the national and local economies should not be materially different from 1994. While management does not foresee any substantial upward shift in loan demand that would be attributable to a more rapidly improving economy, the following indicators coupled with the general prediction of a relatively low rate of inflation should contribute to a stable local lending environment. Statistics released during 1994 and early 1995 continue to reflect steady national economic growth. Due to the diversification that has been ongoing since the late 1980's, the Houston, Harris County, and Galveston County economy now tends to track more closely the national economy, although the energy sector remains the most significant component of the local economy. The Federal Reserve predicts that economic growth will remain slow in Houston, with the energy sector at best showing either stability or modest improvement. Management generally subscribes to a forecast of modest job growth for Houston during 1995. Generally, office market rents are flat. The apartment market is stable, with modest improvements in rent. Existing home sales ended 1994 with a decline from 1993 sales, new home sales fell significantly below the strong 1992 and 1993 totals, as home buyers reacted to the increase in mortgage rates. The industrial market is producing only moderate loan demand.

PROVISION FOR CREDIT LOSSES

The allowance for credit losses at December 31, 1994 was $4,446,000, representing 1.29% of outstanding loans. A year earlier, this ratio was 1.59%. The provision for credit losses charged against earnings was $233,000 in 1994, $911,000 in 1993 and $1,465,000 in 1992. Net loans charged off in
1994 were $403,000, compared to $609,000 in 1993 and $789,000 in 1992.  These net charge-offs resulted in a net charge-off ratio to average loans of 0.14% in 1994, a decrease from 0.22% in 1993 and 0.36% in 1992, with the latter percentage being significantly lower than the levels experienced from 1985 through 1989.

To a very large extent Charter's loan portfolio remains secured and current re-appraisals of collateral value have been received or undertaken in an effort to further assess loss potential. Management has closely scrutinized its loss potential on its non-performing assets, as well as on the entire loan portfolio, and has, to the best of its knowledge and belief, reserved for losses accordingly.

The transactions occurring in the allowance for credit losses for the five years ended December 31, 1994, including a breakdown of net charge-offs by type of loan, are as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                    -----------------------
                                           1994       1993      1992      1991      1990
                                         --------   --------  --------  --------  --------
                                                        (IN THOUSANDS)

Average loans outstanding . . . . .      $293,536   $277,409  $217,643  $197,969  $181,478
                                         ========   ========  ========  ========  ========
Loans outstanding at year-end . . .      $343,761   $290,674  $237,212  $221,748  $190,128
                                         ========   ========  ========  ========  ========
Transactions in the allowance for credit losses:
  Balance at beginning of period. .      $  4,616   $  3,792  $  3,116  $  2,792  $  3,465
  Provision charged to operating
   expenses . . . . . . . . . . . .           233        911     1,465     1,662       696
  Allowance of acquired bank.                --          522       --        --       --
  Loans charged off:
     Real estate. . . . . . . . . .           264        148       667       705       447
     Commercial . . . . . . . . . .           308        272       549       620       813
     Individuals. . . . . . . . . .           367        441       201       454       420
                                         --------   --------  --------  --------  --------
       Total loans charged off  . .           939        861     1,417     1,779     1,680
                                         --------   --------  --------  --------  --------
  Recoveries of loans previously charged off:
     Real estate. . . . . . . . . .           186         75       106        42       224
     Commercial . . . . . . . . . .           176         93       299       324        38
     Individuals. . . . . . . . . .           174         84       223        75        49
                                         --------   --------  --------  --------  --------
       Total recoveries . . . . . .           536        252       628       441       311
                                         --------   --------  --------  --------  --------
       Net loans charged off. . . .           403        609       789     1,338     1,369
                                         --------   --------  --------  --------  --------
  Balance at year end . . . . . . .      $  4,446   $  4,616  $  3,792  $  3,116  $  2,792
                                         ========   ========  ========  ========  ========
Ratios:
  Allowance as a percent of loans
     outstanding at year end. . . .          1.29%      1.59%     1.60%     1.40%    1.47%
  Allowance as a percent of
   average loans  . . . . . . . . .          1.51       1.66      1.74      1.57     1.54
  Net loans charged off as a
   percent of average loans
   outstanding. . . . . . . . . . .          0.14       0.22      0.36      0.68     0.75



Management of Charter maintains a process of identifying and addressing credit problems. Efforts have been undertaken and are ongoing to strengthen credit review policies and procedures. Intensive efforts are ongoing to ensure that any existing or identifiable developing problem loans receive the necessary effective attention. Charter's procedures for reviewing the adequacy of its allowance for credit losses involve a review of lending policies and practices, the lending history of personnel involved in the lending process and the compliance by those personnel with the policies. Consideration also is given to (i) management's review of individual outstanding and proposed credits, (ii) the current size and composition of the loan portfolio, (iii) expectations of future economic conditions and their impact on particular industries and specific borrowers, (iv) the level and composition of non-performing loans, (v) evaluation of the underlying collateral for secured loans, (vi) historical loan loss and recovery experience and (vii) comments made during regular examinations or audits by banking regulators, Charter's internal loan review staff and independent auditors. The above-referenced policies and procedures have been implemented on an integrated company-wide basis.

The allocation of Charter's allowance for credit losses by loan category for the five years ended December 31, 1994, is presented in the following table.

                                                 DECEMBER 31,
                                                 ------------
                                    1994     1993    1992      1991     1990
                                    ----     ----    ----      ----     ----
                                                (IN THOUSANDS)
Allocation amount:
  Commercial, financial and
   industrial . . . . . . . . . .  $  231  $   49   $  183   $   609   $  476
  Commercial real estate. . . . .      80      21      462        87      410
  Real estate - construction. . .      --      --        4         3       52
  Real estate - multi-family. . .      55      64      211        21      110
  Real estate - 1-4 family. . . .      17      21      141        95      493
  Loans to individuals. . . . . .       3      13       83        94      334
  Unallocated allowance . . . . .   4,060   4,448    2,708     2,207      917
                                   ------  ------   ------    ------   ------
     Total. . . . . . . . . . . .  $4,446  $4,616   $3,792    $3,116   $2,792
                                   ======  ======   ======    ======   ======
Percent of each loan category to total loans:
  Commercial, financial and
   industrial . . . . . . . . . .      22%     20%      23%       29%      34%
  Commercial real estate. . . . .      12      17       19        19       18
  Real estate - construction (1).      26       2        3         4        4
  Real estate - multi-family. . .       3       6        8         7        4
  Real estate - 1-4 family. . . .      19      35       25        22       18
  Loans to individuals. . . . . .      18      20       22        19       22
                                      ---     ---      ---       ---      ---
     Total. . . . . . . . . . . .     100%    100%     100%      100%     100%
                                      ===     ===      ===       ===      ===


(1) At December 31, 1994, 23% of total loans are one-to-four family residential construction loans.


NON-PERFORMING ASSETS AND PAST DUE LOANS

Non-performing assets are comprised of loans that are not accruing interest, restructured loans on which certain concessions have been granted due to the borrowers' financial condition, and real estate or other assets that have been acquired in partial or total satisfaction of loan obligations. Assets totaling $3,812,000, or 0.53% of total assets, were classified as non-performing assets at year-end 1994, a reduction compared to the prior level of $4,165,000, or 0.62% of total assets, at year-end 1993. At December 31, 1994, Charter had no loans identified as highly leveraged transactions. At December 31, 1994, Charter had $5,769,000 of energy-related loans outstanding. Charter has no loans outstanding to foreign corporations or governments.

Earnings for the years ended December 31, 1994, 1993 and 1992 would have been increased by $68,000, $100,000 and $63,000, respectively, if the non-accrual and restructured loans as of such dates had continued to perform at the terms originally agreed upon. The corresponding improvement in the per share earnings performance would have been $0.01 in 1994, $0.02 in 1993 and $0.01 in 1992. The amount of interest payments recorded in interest income for all such non-performing loans at December 31, 1994 was $27,000. Further reference is made to Note 6 to the consolidated financial statements beginning on page 40.

NON-INTEREST INCOME

Non-interest income increased 64.7% in 1994 as compared to an increase of 5.2% during 1993. Excluding the effect of securities transactions and mortgage banking income, non-interest income increased 19.9% in 1994 following a 16.0% increase in 1993. Service charges on deposits, the largest component of non-interest income, increased by 14.9% to $6,329,000 in 1994 as compared to an increase of 22.2% in 1993. The increase in service charge income was primarily due to an increase in the average volume of transaction deposit accounts, particularly non-interest-bearing demand accounts, which generate the majority of this fee income. Average non-interest- bearing demand accounts increased by approximately $12.9 million, or 8.36% in 1994. The acquisition of the Fiesta Mart branches in April 1994 and University in April 1993 contributed to the growth in deposit accounts. At December 31, 1994, non-interest-bearing demand accounts at Fiesta Mart branches and at University were $3,139,000 and $13,935,000, respectively. Service charges from Fiesta Mart branches and University deposits included in Charter's consolidated financial statements for 1994 were approximately $865,000 compared to $496,000 for the same period in 1993.

Mortgage banking income of $4,311,000 for 1994 is entirely attributed to the acquisition of Charter Mortgage in April 1994. Accordingly, no such non-interest income was recorded in 1993. Components of mortgage banking income include loan origination income, fees from the sale of originated mortgage servicing rights represent premiums received from the sale of servicing rights on loans originated in 1994. These fees approximated $1,483,000 since acquisition through December 31, 1994.

Other customer service fees increased $295,000 in 1994 as compared to the same period in 1993 due to the acquisition of University, which added $174,000 in such income during 1994 as compared to $71,000 in 1993. Components of other customer service fees include check printing fees, ATM settlement fees, research fees and wire transfer fees.

Investment securities gains decreased by $315,000 or 94.0% during 1994.
Trust fees represent revenues earned by services provided to customers of Charter's Asset Management and Trust Services Department. In 1994 trust fees increased $196,000 to $779,000, due to an increase in the average assets under administration. Total assets under administration grew to approximately $180 million at the end of 1994, compared to $177 million at the end of 1993.

The components of the "other" category of non-interest income consist of fees generated from customers engaged in international trade such as foreign exchange fees and letter of credit fees, plus miscellaneous fees such as collection fees, credit card fees, safe deposit rentals and discount brokerage commissions. These fees correlate to the level of transactions in each of the referenced categories. Other non- interest income increased $355,00 or 23.8% in 1994 compared to a $161,000 or 9.7% decrease in 1993.
Fees from components within the "other " category which improved in 1994 included a $221,000 increase in fees generated from letters of credit and $204,000 increase in discount brokerage fee income. Furthermore, the acquisition of Fiesta Mart branches and University added approximately $586,000 in 1994 as compared to $117,000 in 1993 in this "other" category of fee income.

The following table sets forth by category the non-interest income and the percentage change from the prior year for the most recent three years:

                                                   YEAR ENDED DECEMBER 31,
                                         1994                 1993           1992
                                   ----------------------------------------------------
                                           PERCENT           PERCENT            PERCENT
                                   AMOUNT   CHANGE   AMOUNT   CHANGE    AMOUNT   CHANGE
                                   ------  -------   ------   ------    ------  -------
                                                        (IN THOUSANDS)

Service charges on deposits . .    $ 6,329   14.9%   $5,509    22.2%   $4,509       4.4%
Other customer service fees . .      1,076   37.8       781    12.9       692       8.8
Trust fees. . . . . . . . . . .        779   33.6       583    64.2       355     241.3
Investment securities gains
 (losses) . . . . . . . . . . .         20  (94.0)      335   (69.5)    1,098     (38.0)
Trading account profits
 (losses) . . . . . . . . . . .        (33)   NM          0  (100.0)      (34)   (187.2)
Mortgage banking income . . . .      4,311    NM          0     --          0       0.0
Other.  . . . . . . . . . . . .      1,846   23.8     1,491    (9.7)    1,652      27.4
                                   -------  -----    ------  ------    ------    ------
  Total . . . . . . . . . . . .    $14,328   64.7%   $8,699     5.2%   $8,272       1.3%
                                   =======  =====    ======  ======    ======    ======

"NM" denotes a comparison that is not meaningful.

NON-INTEREST EXPENSE

Non-interest expense increased 19.6% in 1994 as compared to a 12.5% increase in 1993 and a 4.0% increase in 1992. Non -interest expenses from Charter Mortgage were $4.7 million in 1994. Excluding the impact in expenses from Charter Mortgage, non-interest expense increased 2.0% during 1994 as compared to the same period in 1993. The most significant decreases in expenses were in the categories of amortization of intangibles and ORE losses and carrying costs. Charter has established an allowance for other real estate in order to recognize possible declines in fair values of foreclosed properties. This allowance is increased by provisions charged to earnings and reduced by writedowns upon the sale of ORE at a loss. ORE losses and carrying costs decreased by approximately $1.5 million primarily due to a declining balance in ORE. Total ORE, net of the allowance for other real estate, was $1.7 million at December 31, 1994, and $2.2 million at December 31, 1993. The reduction in ORE has resulted in a substantial reduction in associated carrying costs. Management anticipates that its ongoing efforts to dispose of some or all of the remaining ORE properties will be accompanied by additional reductions in associated carrying costs.

The largest single line item for non-interest expense continues to be salaries and benefits which increased by $5,315,000, or 45.7% for 1994. Approximately $477,000 of the increase in salaries and benefits was generated by the new Fiesta Mart branches and $287,000 by Charter Builders Group, while the Charter Mortgage acquisition generated an additional $3,366,000. Excluding the impact of these acquisitions, total salaries and benefits increased by $804,000, or 6.9% for 1994 as compared to 1993. This remaining increase in salary expense is due to merit increases and Charter's expanded activities and strategic initiatives in the areas of trust services, services facilitating international trade, and expanded retail banking.

The acquisition of University gave rise to increases in several categories of non-interest expense, including net premises and equipment expense, advertising and deposit insurance premiums. Expense incurred by University and reflected on the consolidated financial statements of Charter for 1994 in each of the preceding categories increased approximately $174,000, $51,000 and $36,000, respectively, over amounts reflected for 1993.

The acquisition of Charter Mortgage also contributed to increases in several categories of non-interest expense, including net premises and equipment expense, advertising, legal fees, amortization of intangibles, stationary and supplies and "other" expense. Expense incurred by Charter Mortgage and reflected on the consolidated financial statements of Charter for 1994 in each of the preceding categories approximated $486,000, $31,000, $37,000, $209,000, $150,000 and $381,000, respectively.

The following table sets forth by category the operating expenses and the percentage change from the prior year for the most recent three years:

                                                 YEAR ENDED DECEMBER 31,
                                         1994              1993             1992
                                   ----------------------------------------------------
                                            PERCENT           PERCENT           PERCENT
                                   AMOUNT   CHANGE   AMOUNT    CHANGE   AMOUNT   CHANGE
                                   ------   ------   ------   -------   ------  -------
                                                      (IN THOUSANDS)
Salaries and benefits . . . . .    $16,945   45.7%  $11,630    14.2%   $10,186    6.82%
Occupancy expense . . . . . . .      4,749   29.5     3,667    12.9      3,249    1.31
Advertising . . . . . . . . . .        789   40.4       562    21.4        463   33.43
Electronic data processing. . .      1,381   27.2     1,086    38.0        787   (2.36)
Legal expense . . . . . . . . .      1,492  163.6       566   (38.2)       916  (45.70)
ORE losses and carrying costs .        167  (89.9)    1,653   (39.4)     2,728   60.38
Amortization of  intangibles. .        424  (79.9)    2,108   372.6        446    0.00
Deposit insurance premiums. . .      1,279   (2.1)    1,306    15.7      1,129   13.24
Stationery and supplies . . . .        737   70.6       432    31.3        329    1.23
Other   . . . . . . . . . . . .      3,936    7.6     3,658     5.4      3,471   (7.39)
                                   -------  -----   -------   -----     ------   -----
  Total . . . . . . . . . . . .    $31,899   19.6%  $26,668    12.5%    $23,704   3.96%
                                   =======  =====   =======   =====     =======  =====

                                      21

INCOME TAXES

As of December 31, 1994, Charter had utilized all of its tax net operating loss carryforwards that were generated in prior periods. At December 31, 1994, there were $899,000 net deferred tax assets recorded on the consolidated balance sheets.

As discussed in Note 1, "Summary of Significant Accounting and Reporting Policies", SFAS No. 109 was required to be adopted effective as of the beginning of fiscal year 1993. Management elected to adopt this statement on a prospective basis, and therefore, prior to 1993 financial statements have not been restated to apply the provisions of SFAS No. 109.

Management determined that a net deferred tax asset of approximately $2,950,000 should be recognized as of January 1, 1993. Income earned subsequent to the application of this statement would be reduced by the amount of any tax benefit that may have been recognized from the utilization of deductible temporary differences in those subsequent periods, thereby initially resulting in an increase in equity of $2,950,000 and a decrease in future net earnings after taxes. Further reference is made to Note 14 to the consolidated financial statements on page 44.

On October 1, 1987, Charter purchased from the Federal Deposit Insurance Corporation ("FDIC") certain assets and insured deposits of a failed Houston bank, Western Bank-Westheimer ("Western Bank"). Charter paid the FDIC a premium of $4,055,000. Previously, this premium had been recorded as an intangible asset and amortized over ten years on a straight-line basis for financial reporting purposes. Due to uncertainties prior to a 1993 decision by the U.S. Supreme Court, the amortization of this intangible asset had not been deducted as a business expense on Charter's tax returns or in its computations for book federal income tax expenses. Charter engaged the services of outside valuation experts to assist management in determining the value and the useful life of this core deposit intangible. The results of this valuation study were completed in October 1993, and supports management's conclusion that the original purchase premium of $4,055,000 is deductible over its determined useful life. The remaining $1.6 million core deposit intangible associated with this acquisition was fully amortized in 1993 in accordance with the revised estimated useful life established by the valuation study. A corresponding tax benefit for the entire premium of $4.055 million, or $1,379,000 after applying a 34% tax rate, was also recognized in the third quarter of 1993.

ASSET/LIABILITY MANAGEMENT

The primary objective of the asset/liability management process is to optimize net interest income while prudently managing balance sheet risk. These risks include liquidity risk, interest rate risk, and maintenance of capital adequacy. Most management decisions involve a trade-off between risk elimination and profitability. For example, a certain amount of interest rate sensitivity in the balance sheet may produce an enhanced level of earnings. Thus, it is not the objective of the asset/liability management function to eliminate interest rate risk entirely. Rather, the process attempts to ensure that the level of risk associated with decisions is fully understood and reasonable, and that Charter's consolidated level of interest rate risk is constantly monitored.

Charter's asset/liability committee uses interest rate sensitivity, "gap" analysis, balance sheet and income statement simulation models, and to a limited extent, duration analysis to project multiple interest rate scenarios to measure the potential effects of changes in interest rates and/or alternative funding and investments on Charter's interest rate sensitivity profile.

Interest rates increased significantly during 1994 as the Federal Reserve raised the discount rate from 3.00% on January 1, 1994 to 4.75% by December 31, 1994. In contrast, the level of interest rates had remained relatively constant in 1993 and 1992. The increasing rate environment allowed Charter's loans available for repricing to be repriced at higher yields. Since the related funding sources repriced more slowly, the spread realized between the yield on loans and the cost of funds widened in 1994. The higher level of interest rates also lead to reduced prepayments on mortgage-backed securities and CMOs in Charter's securities portfolio. As prepayments slowed, the effective yield on these securities increased due to the resulting decline in premium amortization. An increased level of funding provided through non-interest-bearing sources also contributed to the increased spread realized over the cost of funds. Non-interest bearing funding comprised 26.1% of earning assets in 1994 as compared with 24.5% in 1993.

With over 26% of earning assets funded through non-interest bearing sources, Charter should benefit from a modestly rising rate environment. Moreover, a significant portion of Charter's funding is derived from lowcost transaction accounts whose rates are not as responsive to changes in market rates.

RATE-SENSITIVE ASSETS AND LIABILITIES

Interest rate sensitivity is a measure of the volatility of the net interest margin as a consequence of changes in market rates. The following table summarizes the rate sensitivity of earning assets and interest-bearing liabilities of Charter at December 31, 1994. Charter monitors the rate sensitivity gap (rate-sensitive earning assets less rate-sensitive interest-bearing liabilities) at least monthly in the normal process of asset and liability management. Passbook savings accounts and regular interest-bearing demand accounts with balances at December 31, 1994, of approximately $34 million and $94 million, respectively, are included in the 91-180 day category. Although repricing on such accounts is possible at any time, the historical stability of the rates paid on such accounts supports this classification.

At year-end 1994, the table shows a positive (asset-sensitive) rate sensitivity gap of $208 million in the 1-30 day repricing category. The gap beyond thirty days becomes more liability-sensitive as interest-bearing liabilities that reprice within 90 days, 180 days and one year become greater in volume than rate-sensitive assets that are subject to repricing in the same respective time periods.

                                                                 RATE SENSITIVE WITHIN
                                         ---------------------------------------------------------------------
                                           1-30      31-90     91-180   181 DAYS-    1-5     OVER
                                           DAYS       DAYS      DAYS     1 YEAR     YEARS   5 YEARS    TOTAL
                                         --------  ---------  --------- ---------  -------  --------  --------
                                                                       (IN THOUSANDS)
Earning Assets:
  Loans. . . . . . . . . . . . . . . .   $255,416  $  11,924  $   9,769  $ 18,192  $37,197  $ 11,263  $343,761
  Securities . . . . . . . . . . . . .     19,063     13,207     12,816    37,997   55,121   142,110   280,314
  Other earning assets . . . . . . . .     28,004         --         --        --       --        --    28,004
                                         --------  ---------  ---------  --------  -------  --------  --------
     Total Earning Assets. . . . . . .    302,483     25,131     22,585    56,189   92,318   153,373   652,079
                                         --------  ---------  ---------  --------  -------  --------  --------
Interest-Bearing Liabilities:
  Interest-bearing deposits. . . . . .     71,385    142,312    159,638    28,300   31,917       642   434,194
Borrowed funds . . . . . . . . . . . .     23,344         --         --       200   14,900    10,000    48,444
                                         --------  ---------  ---------  --------  -------  --------  --------
  Total Interest-Bearing Liabilities .     94,729    142,312    159,638    28,500   46,817    10,642   482,638
                                         --------  ---------  ---------  --------  -------  --------  --------

Asset-Liability Gap  . . . . . . . . .   $207,754  $(117,181) $(137,053) $ 27,689  $45,501  $142,731  $169,441

Derivatives affecting interest
  sensitivity:
  Prime Rate Caps Purchased. . . . . .     40,000         --         --        --       --        --    40,000
  Prime Rate Caps Sold . . . . . . . .    (40,000)        --         --        --       --        --   (40,000)
  Libor Floor Purchased. . . . . . . .    (30,000)        --         --        --       --        --   (30,000)

Interest rate sensitivity gap. . . . .    177,754   (117,181)  (137,053)   27,689   45,501   142,731   139,441

Cumulative interest rate
  sensitivity gap. . . . . . . . . . .    177,754     60,573    (76,480)  (48,791)  (3,290)  139,441        --

Cumulative Amounts as a
  Percentage of Cumulative
  Earning Assets . . . . . . . . . . .      58.76%     18.49%    (21.84)%  (12.01)%  (0.66)%   21.38%       --
Cumulative Ratio . . . . . . . . . . .       2.43X      1.23X      0.82X     0.89X    0.99X     1.27X     1.27X
                                            =====      =====     ======    ======    =====     =====      ====

The foregoing table shows the interval of time in which given volumes of earning assets and interest-bearing liabilities would be responsive to changes in market interest rates based on their contractual maturities or terms for repricing. It is, however, only a single-day depiction of Charter's rate sensitivity structure, which can be adjusted in response to changes in forecasted interest rates.

Charter enters into various types of interest rate contracts in managing its interest rate risk. The notational amounts derivatives do not represent amounts exchanged by the parties and are not a measure of Charter's exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives.

At December 31, 1994, $30 million notional amount Libor rate floor had been purchased and was outstanding with a final maturity date of May 4, 1999.
This strategy is expected to stabilize net interest income in the event of a decline in Libor below 4%. Also outstanding at December 31, 1994 were $40 million notional amounts of prime rate caps which had been purchased. Furthermore, $40 million notional amount in prime rate caps had been sold and was outstanding. These contracts have a final maturity date of June 21, 1995. This strategy was expected to stabilize net interest income in the event of changes in the prime lending rate.

SECURITIES

Charter maintained securities portfolio larger than the loan portfolio until 1994. Expansion of the securities portfolios occurred over the last half of the prior decade for various reasons, including the acquisition of deposits from other failed institutions in which Charter purchased very few assets and even fewer loans, a desired increase in liquidity which was orchestrated by management to address a discouraging regional economic environment that prevailed during much of the 1980's, and an apparent absence in the supply of loans that met Charter's underwriting standards during the region's prolonged economic downturn. Expansion of the investment portfolio coincided with management's desire to achieve certain balance sheet and interest rate risk objectives. Charter concentrated on a shift from traditional investment securities to higher-yielding mortgage-backed securities and CMOs. All of Charter's holdings in mortgage-backed securities and CMOs are backed by U.S. Government or federal agency guarantees.

During 1992, certain securities were designated as securities held for sale, thereby reflecting management's future intent with respect to this group of securities. This securities portfolio serves a primary role in the management of the interest-rate sensitivity of the Company and, therefore, is managed in the context of the overall balance sheet. This portfolio generates substantial interest income and serves as a necessary reservoir of liquidity. The decision to purchase securities is based upon the current assessment of long-term economic and financial conditions, including the interest rate environment and other balance sheet components. These conditions can change quickly, considerably and unexpectedly, and as a result, repositioning of the portfolio may be appropriate.

The tables below set forth the distribution by maturity, yield and fair value of Charter's securities portfolio at December 31, 1994. The yield has been computed by relating the forward income stream on the investments, plus or minus the anticipated accretion of discounts or amortization of premiums, to the book value of the securities. The tables incorporate the stated maturity dates of all investment securities, excluding securities not due at a single maturity date, such as mortgage-backed securities issued by U.S. Government agencies and corporations ("MBSs") and CMOs.


SECURITIES HELD TO MATURITY

                                                AFTER ONE BUT         AFTER FIVE BUT
                                WITHIN           WITHIN FIVE            WITHIN TEN              AFTER
                               ONE YEAR             YEARS                  YEARS              TEN YEARS   TOTAL
                               --------         -------------         ---------------         ---------  -------
                        AMOUNT   YIELD  AMOUNT      YIELD      AMOUNT      YIELD       AMOUNT   YIELD     AMOUNT    YIELD
                        ------ -------- ------- -------------  ------ ---------------  ------ ---------  --------  -----
                                                          (IN THOUSANDS)
U.S. Treasury . . . .   $4,710   5.16%  $31,816     5.08%      $   --        --%       $   --     --%     $36,526  5.09%
U.S. Government
  agencies . . . . . .   2,075   4.21     8,087     5.06        1,918      7.01         6,965   6.94       19,045  5.85
State and political
  subdivisions(1) . .       45   6.16       803     4.63          285      6.09            --     --        1,133  5.06
Other securities . . .      --     --       255     6.48           25      7.00            --     --          280  6.53
MBSs(2) . . . . . . .       --     --        --       --           --        --            --     --       56,157  6.09
CMOs(2) . . . . . . .       --     --        --       --           --        --            --     --       55,320  7.21
                        ------   ----   -------     ----       ------      ----        ------   ----     --------  ----
  Total. . . . . . . .  $6,830   4.88%  $40,961     5.08%      $2,228      6.90%       $6,965   6.94%    $168,461  6.21%
                        ======   ====   =======     ====       ======      ====        ======   ====     ========  ====
Fair value . . . . . .  $6,741          $38,381                $2,267                  $7,111            $160,016
                        ======          =======                ======                  ======            ========

(1) The yields are not presented on a taxable equivalent basis due to the immaterial effect on earnings from tax-exempt income.

(2) Based on the actual principal payments experienced over the prior twelve months, the average lives of the MBSs and CMOs at December 31, 1994 were approximately 5.0 years and 2.3 years, respectively.

SECURITIES AVAILABLE FOR SALE

                                                AFTER ONE BUT        AFTER FIVE BUT
                                WITHIN           WITHIN FIVE           WITHIN TEN              AFTER
                                ONE YEAR           YEARS                 YEARS               TEN YEARS   TOTAL
                        AMOUNT   YIELD   AMOUNT    YIELD       AMOUNT    YIELD        AMOUNT   YIELD     AMOUNT   YIELD
                       ------- --------  ------ -------------  ------ ---------------  ------ ---------  --------  -----
                                                          (IN THOUSANDS)
U.S. Treasury. . . .   $18,254   4.84%  $9,379      5.15%     $   --        --%       $   --      --%   $ 27,633   4.95%
Other securities. . .    4,413   6.33       --        --          --        --         4,534   (6.47)      8,947  (0.16)
MBSs(1) . . . . . . .       --     --       --        --          --        --            --      --      48,604   6.52
CMOs(1) . . . . . . .       --     --       --        --          --        --            --      --      26,669   6.95
                       -------   ----   ------      ----      ------       ---        ------   -----    --------  -----
  Total . . . . . . .  $22,667   5.13%  $9,379      5.15%     $   --        --%       $4,534   (6.47)%  $111,853   5.70%
                       =======   ====   ======      ====      ======       ===        ======   =====    ========  =====

(1) Based on the actual principal payments experienced over the prior twelve months, the average lives of the MBSs and CMOs at December 31, 1994 were approximately 4.4 years and 2.5 years, respectively.

DEPOSITS

The deposit base of the Subsidiary Banks continues to be the most important funding source. The type of deposits held by the Subsidiary Banks on a daily average basis and the related average rates paid during each of the last three years are categorized as follows:

                                                  YEAR ENDED DECEMBER 31,
                                     ------------------------------------------------
                                           1994            1993             1992
                                     --------------   --------------   --------------
                                               RATE             RATE             RATE
                                      AMOUNT   PAID    AMOUNT   PAID    AMOUNT   PAID
                                     --------  ----   --------  ----   --------  ----
                                                      (IN THOUSANDS)
Non-interest-bearing demand
  deposits. . . . . . . . . . . . .  $167,207    --   $154,310    --   $120,936    --
Interest-bearing demand deposits. .    93,001  1.63%    99,608  2.40%    75,591  3.13%
Savings deposits. . . . . . . . . .    37,328  2.42     35,599  2.37     21,325  3.11
Money market savings deposits . . .   109,923  2.91    103,187  2.83     85,579  3.53
Time $100,000 and over. . . . . . .    64,280  4.04     68,192  3.29     89,962  4.53
Time under $100,000 . . . . . . . .   112,557  3.65    117,026  3.45    114,597  4.47
                                     --------  ----   --------  ----   --------  ----
  Total average deposits. . . . . .  $584,296  2.11%  $577,922  2.15%  $507,990  3.00%
                                     ========  ====   ========  ====   ========  ====

The scheduled maturity of time deposits $100,000 and over at December 31, 1994, is as follows:

                                                           (IN THOUSANDS)
                                                           --------------
  Due in 3 months or less . . . . . . . . . . . . . . . . .   $70,064
  Due in over 3 through 6 months. . . . . . . . . . . . . .     9,412
  Due in over 6 through 12 months . . . . . . . . . . . . .     6,951
  Due in over 12  months. . . . . . . . . . . . . . . . . .     7,950
                                                              --------
     Total. . . . . . . . . . . . . . . . . . . . . . . . .   $94,377
                                                              ========

Charter has maintained relationships with certain state and political subdivisions and has acquired appropriate contracts to be depositories for these public bodies. As of December 31, 1994, Charter had a total of $64,530,000 in deposits from these sources. This represents approximately 10% of Charter's total deposits on that date.

LIQUIDITY

Like any commercial bank, the liability structure of the Subsidiary Banks requires that Charter maintain an appropriate level of liquid resources to meet normal day-to-day fluctuations in deposit volume and to make new loans and investments as opportunities arise. Liquidity can be provided by either assets or liabilities. Traditional sources of liquidity include cash and due from demand balances, money market investments, investment security maturities and prepayments, loan maturities and repayments, and core deposit growth. Other sources of asset liquidity readily available to Charter include interest-bearing deposits with other financial institutions and trading account assets. At December 31, 1994, Charter had $45,163,000 in cash, $28,004,000 in federal funds sold, $3,000 in time deposits with other financial institutions, and a $280,314,000 total securities portfolio for which the market value was $8,445,000 less than the carrying value. The average loan-to-deposit ratio was 50.2% for 1994, compared to 48.0% for 1993.


A financial service company's activities consist primarily of financing and investing activities. These activities result in large cash flows. Charter's consolidated Statements of Cash Flows on page 34 indicates the sources of these cash flows. In addition to the assets which could be readily converted to cash (of which no sales or asset securitizations are presently contemplated), Charter received during 1994 $99,238,000 in proceeds from maturities and prepayments of securities.

Charter has substantial liability liquidity through its customer base. In addition to normal core deposit growth, liability liquidity is available
through various sources of purchased funds.   Charter emphasizes direct
issuance of liabilities in order to develop stable, long-lasting funding relationships. At December 31, 1994, Charter had $20,594,000 in securities sold under agreements to repurchase, all of which were transactions effected through existing deposit customers, rather than through the national markets. Back up sources of liquidity may include securities sold under agreements to repurchase in the national markets, thereby allowing Charter to utilize its significant holdings of investment securities. Additional liquidity can be generated through borrowings from the Federal Reserve Bank of Dallas, of which each of the Subsidiary Banks is a member. Liquidity and matched funding may also be obtained from the Federal Home Loan Bank of Dallas, of which Charter-Houston and University are members. At December 31, 1994, Charter had $13,000,000 in Federal Home Loan Bank advances outstanding.

CAPITAL RESOURCES

Risk-based capital guidelines of the Federal Reserve Board stipulate that four categories of risk weights (0%, 20%, 50%, and 100%), primarily based on relative credit risk, be applied to the different types of balance sheet assets. Risk weights for all off-balance sheet exposures are determined by a two-step process. First, the notional principal amount, or face value, of the off-balance sheet item is generally multiplied by a credit conversion factor to arrive at the balance sheet credit-equivalent amount, and then such credit equivalent amount is assigned to the appropriate risk category to determine its risk weight.

Under the Federal Reserve Board's guidelines, Charter's aggregate risk-weighted assets and off-balance sheet exposures at December 31, 1994 and 1993 were approximately $386,041,000 and $310,464,000, respectively, calculated as follows:

RISK-WEIGHTED ASSETS

                                            1994                      1993
                                  ------------------------  ------------------------
                                  AGGREGATE  RISK-WEIGHTED  AGGREGATE  RISK-WEIGHTED
                                    AMOUNT      AMOUNT        AMOUNT      AMOUNT
                                  ---------  -------------  ---------  -------------
                                                    (IN THOUSANDS)
Investment securities . . . . . .  $280,314     $ 42,971     $283,730    $ 37,982
Loans.  . . . . . . . . . . . . .   343,761      294,394      290,674     224,687
Other interest-earning assets . .    28,007        5,602       39,619       7,924
Cash and due from banks . . . . .    45,163        5,576       32,745       3,772
All other assets. . . . . . . . .    29,599       29,599       24,944      24,943
                                   --------     --------     --------    --------
  Total Adjusted Assets (1) . . .  $726,844      378,142     $671,712     299,308
                                   ========     --------     ========    --------
Total Credit-Equivalent Amount of
  Off-Balance Sheet Items . . . .                  7,899                   11,181
                                                --------                 --------
  Total Risk-Weighted Assets. . .               $386,041                 $310,489
                                                ========                 ========

(1)  Total adjusted assets are total assets plus the allowance for credit losses.

The Federal Reserve Board's guidelines classify capital into two tiers, referred to as Tier 1 and Tier 2. Tier 1 capital consists of common and qualifying preferred shareholders' equity less goodwill. Tier 2 capital consists of mandatory convertible debt, preferred stock not qualifying as Tier 1 capital, qualifying subordinated debt and the allowance for loan losses up to 1.25% of risk-weighted assets. At year-end 1994, the minimum ratio for the sum of Tier 1 and Tier 2 is 8.00%, at least one-half of which should be in the form of Tier 1 capital. At December 31, 1994 and 1993, Charter's capital as calculated in accordance with the Federal Reserve Board's fully phased-in 1992 guidelines was as follows:

RISK-WEIGHTED CAPITAL

                                                         1994        1993
                                                       -------     -------
                                                         (IN THOUSANDS)
Core Capital (Tier 1):
Common equity . . . . . . . . . . . . . . . . . . . .  $47,721     $45,062
Preferred equity. . . . . . . . . . . . . . . . . . .      710         710
                                                       -------     -------
 Total Core Capital . . . . . . . . . . . . . . . . .   48,431      45,772
                                                       -------     -------
Supplementary Capital (Tier 2):
Allowance for credit losses . . . . . . . . . . . . .    4,446       3,881
Mandatory convertible debt. . . . . . . . . . . . . .       --         257
Subordinated debt . . . . . . . . . . . . . . . . . .   11,100       9,150
                                                       -------     -------
 Total Supplementary Capital. . . . . . . . . . . . .   15,546      13,288
                                                       -------     -------
Total Capital . . . . . . . . . . . . . . . . . . . .  $63,977     $59,060
                                                       =======     =======
Core capital (Tier 1) as a percentage
 of risk-weighted assets. . . . . . . . . . . . . . .    12.55%      14.78%
Total capital (Tier 1 and Tier 2) as a
 percentage of risk-weighted assets . . . . . . . . .    16.57       19.07
Core capital as a percentage of adjusted quarterly
 average assets (leverage ratio). . . . . . . . . . .     7.04        6.90
Tangible core capital as a percentage of
 quarterly average assets (tangible leverage ratio) .     6.72        6.64

In addition to its risk-based capital ratios for Tier 1 and Tier 2 capital, the Federal Reserve Board has issued guidelines establishing a 3% minimum Tier 1 leverage ratio of capital to total assets. Under the Federal Reserve Board's guidelines, these standards would be minimum requirements. Any institution operating at or near these levels would be expected to have well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, would have to be considered a strong banking organization, rated composite 1 under the appropriate bank or bank holding company rating system. The Federal Reserve Board proposal does not delineate a specific minimum leverage ratio for institutions with higher risk profiles or which are experiencing or anticipating significant growth; however, the Federal Reserve Board has indicated that such institutions should maintain capital levels ranging to 200 basis points above the 3% minimum, or 5%.

For purposes of the above-described Tier 1 capital to total assets leverage ratio, the definition of Tier 1 capital under the risk-based capital guidelines applies. Total assets consist of quarterly average total consolidated assets (defined net of any allowance for credit losses), less goodwill and any other intangible assets or investments in subsidiaries that the primary regulator determines should be deducted from Tier 1 capital on a case-by-case basis. At December 31, 1994, Charter had Tier 1 capital of $48,431,000, and average total consolidated assets (net of allowance for credit losses) of $687,345,000 for the fourth quarter, 1994. Therefore, Charter's leverage ratio at December 31, 1994 was 7.04%. While the Federal Reserve Board has not yet identified the required minimum leverage ratio for all banking institutions, Charter's ratio nonetheless presently exceeds the highest proposed minimum leverage ratio of 5%. Further reference is made to the table on page 2 for a comparison of similar capital ratios for each Subsidiary Bank.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                          INDEX TO FINANCIAL STATEMENTS

                                                                         PAGE
                                                                         ----
Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . . .   29

Financial Statements:

     Consolidated Balance Sheets as of December 31, 1994 and 1993 . . .   30

     Consolidated Statements of Earnings - Years Ended December 31,
       1994, 1993 and 1992. . . . . . . . . . . . . . . . . . . . . . .   31

     Consolidated Statements of Changes in Shareholders' Equity -
       Years Ended December 31, 1994, 1993 and 1992 . . . . . . . . . .   32

     Consolidated Statements of Cash Flows - Years Ended December 31,
       1994, 1993 and 1992. . . . . . . . . . . . . . . . . . . . . . .   34

     Notes to Consolidated Financial Statements . . . . . . . . . . . .   35

                      INDEPENDENT AUDITORS' REPORT





Board of Directors and Shareholders
Charter Bancshares, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Charter Bancshares, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of earnings, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Charter Bancshares, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

As discussed in Notes 1 and 14 to the consolidated financial statements, effective January 1, 1993, Charter Bancshares, Inc. and subsidiaries changed their method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109. As discussed in Note 1 to the consolidated financial statements, on January 1, 1994, Charter Bancshares, Inc. and subsidiaries changed their method of accounting for certain investments in debt and equity securities to conform with Statement of Financial Accounting Standards No. 115.





Houston, Texas
February 16, 1995

CHARTER BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,
                                                         ----------------------
                                                           1994          1993
                                                         --------      --------
                                                             (IN THOUSANDS)
ASSETS
 Cash and due from banks (Note 4) . . . . . . . . . . .  $ 45,166      $ 32,748
 Federal funds sold and securities purchased under
  agreements to resell. . . . . . . . . . . . . . . . .    28,004        39,617
 Securities held to maturity (Note 5)(fair value of
  $160,016,000 and $141,101,000 at December 31, 1994
  and 1993, respectively) . . . . . . . . . . . . . . .   168,461       139,797
 Securities available for sale (Note 5) (amortized
  cost of $116,636,000 at December 31, 1994 and fair
  value of $145,581,000 at December 31, 1993) . . . . .   111,853       143,932

 Loans (Note 6) . . . . . . . . . . . . . . . . . . . .   343,761       290,674
  Less: Allowance for credit losses (Note 7). . . . . .     4,446         4,616
                                                         --------      --------
 Loans, net . . . . . . . . . . . . . . . . . . . . . .   339,315       286,058
                                                         --------      --------
 Premises and equipment (Note 9). . . . . . . . . . . .    14,263        13,006
 Accrued interest receivable. . . . . . . . . . . . . .     4,212         3,687
 Other real estate, net (Note 8). . . . . . . . . . . .     1,660         2,178
 Intangible assets, net . . . . . . . . . . . . . . . .     4,223         2,220
 Purchased mortgage servicing rights. . . . . . . . . .     2,371            --
 Other assets . . . . . . . . . . . . . . . . . . . . .     2,870         3,853
                                                         --------      --------
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . .  $722,398      $667,096
                                                         ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Deposits:
  Non-interest-bearing demand . . . . . . . . . . . . .  $182,686      $173,862
  Savings . . . . . . . . . . . . . . . . . . . . . . .    34,077        35,356
  Interest-bearing demand . . . . . . . . . . . . . . .    93,753        98,982
  Money market savings. . . . . . . . . . . . . . . . .   101,554       107,665
  Time $100,000 and over. . . . . . . . . . . . . . . .    94,377        60,182
  Time under $100,000 . . . . . . . . . . . . . . . . .   110,433       112,707
                                                         --------      --------
    Total Deposits. . . . . . . . . . . . . . . . . . .   616,880       588,754
                                                         --------      --------
 Federal funds purchased and securities sold under
  agreements to repurchase (Note 10). . . . . . . . . .    20,594        12,941
 Federal Home Loan Bank advances (Note 10). . . . . . .    13,000            --
 Accrued interest payable . . . . . . . . . . . . . . .     1,168           979
 Other liabilities. . . . . . . . . . . . . . . . . . .     7,018         4,843
 Subordinated long-term debt (Note 11). . . . . . . . .    12,750        11,250
 Mandatory convertible subordinated debentures
  (Note 12) . . . . . . . . . . . . . . . . . . . . . .        --           257
 Other long-term debt (Note 11) . . . . . . . . . . . .     2,100         2,300
                                                         --------      --------
 Total Liabilities. . . . . . . . . . . . . . . . . . .   673,510       621,324
                                                         --------      --------
Commitments and contingencies (Notes 3, 9, 11, 16
 and 17)

Shareholders' Equity (Notes 12, 13 and 18):
 Preferred stock (400,000 shares authorized, issued:
  1994 and 1993 - 14,204 shares). . . . . . . . . . . .       710           710
 Common stock (12,000,000 shares authorized, issued:
  1994 - 5,943,491 shares; 1993 - 5,642,682 shares) . .     5,944         5,643
 Class B special common stock (250,000 shares
  authorized, issued: 1994 - 209,261 shares;
  1993 - 199,282 shares). . . . . . . . . . . . . . . .       209           199
 Series C special common stock (50,000 shares
  authorized, issued: 1994 - 47,160 shares;
  1993 - 44,915 shares) . . . . . . . . . . . . . . . .        47            45
 Capital surplus. . . . . . . . . . . . . . . . . . . .    35,609        31,159
 Retained earnings  . . . . . . . . . . . . . . . . . .    10,459         8,749
 Net unrealized (loss) on securities available for
  sale (Note 5) . . . . . . . . . . . . . . . . . . . .    (3,352)           --
 Treasury stock at cost (1994 - 170,275 shares common
  and 3 shares preferred; 1993 - 161,529 shares common
  and 3 shares preferred) . . . . . . . . . . . . . . .      (738)         (733)
                                                         --------      --------
   Total Shareholders' Equity . . . . . . . . . . . . .    48,888        45,772
                                                         --------      --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY. . . . . . .  $722,398      $667,096
                                                         ========      ========

               The accompanying notes are an integral part of
                   the consolidated financial statements.

CHARTER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS

                                                    YEAR ENDED DECEMBER 31,
                                                -------------------------------
                                                  1994       1993        1992
                                                -------     -------     -------
                                                     (IN THOUSANDS, EXCEPT
                                                       PER SHARE AMOUNTS)
Interest Income:
 Loans, including fees . . . . . . . . . . .    $25,875     $22,303     $19,080
 Investment securities . . . . . . . . . . .     16,647      16,154      19,637
 Federal funds sold. . . . . . . . . . . . .      1,112         620       1,104
 Other earning assets. . . . . . . . . . . .        222         150         251
                                                -------     -------     -------
  Total Interest Income. . . . . . . . . . .     43,856      39,227      40,072
                                                -------     -------     -------
Interest Expense:
 Deposits:
  Interest-bearing demand. . . . . . . . . .      1,515       2,387       2,366
  Savings. . . . . . . . . . . . . . . . . .        905         842         663
  Money market savings . . . . . . . . . . .      3,195       2,922       3,022
  Time $100,000 and over . . . . . . . . . .      2,599       2,246       4,078
  Time under $100,000. . . . . . . . . . . .      4,105       4,039       5,122
 Securities sold under agreements to
  repurchase . . . . . . . . . . . . . . . .        503         368         438
 Federal funds purchased and
  Federal Home Loan Bank Advances. . . . . .        610          --          --
 Long-term debt. . . . . . . . . . . . . . .      1,173         982         705
                                                -------     -------     -------
  Total Interest Expense . . . . . . . . . .     14,605      13,786      16,394
                                                -------     -------     -------
Net interest income. . . . . . . . . . . . .     29,251      25,441      23,678
Provision for credit losses (Note 7) . . . .        233         911       1,465
                                                -------     -------     -------
 Net Interest Income After Provision for
  Credit Losses. . . . . . . . . . . . . . .     29,018      24,530      22,213
                                                -------     -------     -------

Non-Interest Income:
 Service charges on deposit accounts . . . .      6,329       5,509       4,509
 Other customer service fees . . . . . . . .      1,076         781         692
 Trust fees. . . . . . . . . . . . . . . . .        779         583         355
 Trading account (losses). . . . . . . . . .        (33)         --         (34)
 Securities gains. . . . . . . . . . . . . .         20         335       1,098
 Mortgage banking income (Note 1). . . . . .      4,311          --          --
 Other . . . . . . . . . . . . . . . . . . .      1,846       1,491       1,652
                                                -------     -------     -------
  Total Non-Interest Income. . . . . . . . .     14,328       8,699       8,272
                                                -------     -------     -------

Non-Interest Expense:
 Salaries and employee benefits. . . . . . .     16,945      11,630      10,186
 Net premises and equipment expense. . . . .      4,749       3,667       3,249
 Advertising . . . . . . . . . . . . . . . .        789         562         463
 Data processing . . . . . . . . . . . . . .      1,381       1,086         787
 Legal expense (Note 17) . . . . . . . . . .      1,492         566         916
 Losses and carrying costs of other real
  estate (Note 8). . . . . . . . . . . . . .        167       1,653       2,728
 Deposit insurance premiums. . . . . . . . .      1,279       1,306       1,129
 Amortization of intangibles . . . . . . . .        424       2,108         446
 Stationery and supplies . . . . . . . . . .        737         432         329
 Other . . . . . . . . . . . . . . . . . . .      3,936       3,658       3,471
                                                -------     -------     -------
  Total Non-Interest Expense . . . . . . . .     31,899      26,668      23,704
                                                -------     -------     -------

Earnings before income taxes . . . . . . . .     11,447       6,561       6,781
 Income tax expense (Note 14). . . . . . . .      3,761       1,305         136
                                                -------     -------     -------
Earnings before effect of change in
 accounting principle. . . . . . . . . . . .      7,686       5,256       6,645
 Cumulative effect of a change in accounting
  for income taxes (Note 14) . . . . . . . .         --       2,950          --
                                                -------     -------     -------
  NET EARNINGS . . . . . . . . . . . . . . .    $ 7,686     $ 8,206     $ 6,645
                                                =======     =======     =======

Earnings per Common Share (Note 20):
 Primary earnings before a change in
  accounting principle . . . . . . . . . . .      $1.27       $0.86       $1.17
 Fully diluted earnings before change in
  accounting principle . . . . . . . . . . .       1.27        0.86        1.10
 Cumulative effect of change in accounting
   for income taxes. . . . . . . . . . . . .         --        0.49          --
 Primary . . . . . . . . . . . . . . . . . .       1.27        1.35        1.17
 Fully diluted . . . . . . . . . . . . . . .       1.27        1.35        1.10
                                                -------     -------     -------
Weighted Average Shares Outstanding:
 Primary . . . . . . . . . . . . . . . . . .  6,025,389   6,011,283   5,476,604
 Fully diluted . . . . . . . . . . . . . . .  6,029,637   6,029,514   5,996,214

             The accompanying notes are an integral part of
                the consolidated financial statements.

CHARTER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                   YEAR ENDED DECEMBER 31,
                                                ------------------------------
                                                 1994       1993        1992
                                                -------    -------     -------
                                                        (IN THOUSANDS)
Preferred stock ($50.00 par value)
 Balance at beginning of year. . . . . . . . .  $   710    $   710     $   710
                                                -------    -------     -------
  Balance at end of year (14,204 shares
   issued and 14,201 shares outstanding) . . .      710        710         710
                                                -------    -------     -------
Series B preferred stock ($50.00 par value)
 Balance at beginning of year. . . . . . . . .       --         --       2,067
 Conversion of preferred stock into common
  stock and series C special common stock. . .       --         --      (2,067)
                                                -------    -------     -------
  Balance at end of year . . . . . . . . . . .       --         --          --
                                                -------    -------     -------
Common stock ($1.00 par value)
 Balance at beginning of year. . . . . . . . .    5,643      5,374       4,496
 Stock dividend (282,769 shares in 1994;
  268,472 shares in 1993; and 224,589 shares
  in 1992) . . . . . . . . . . . . . . . . . .      283        269         225
 Conversion of preferred stock (652,919
  shares in 1992). . . . . . . . . . . . . . .       --         --         653
 Conversion of debentures (18,040 shares in
  1994 and 123 shares in 1993) . . . . . . . .       18         --          --
                                                -------    -------     -------
  Balance at end of year (5,943,491 shares
   issued and 5,773,216 shares outstanding). .    5,944      5,643       5,374
                                                -------    -------     -------
Class B special common stock ($1.00 par value)
 Balance at beginning of year. . . . . . . . .      199        190         181
 Conversion of debentures (19 shares in 1994)
 Stock dividend (9,960 shares in 1994, 9,484
  shares in 1993 and 9,030 shares in  1992). .       10          9           9
                                                -------    -------     -------
  Balance at end of year (209,261 shares
   issued and outstanding) . . . . . . . . . .      209        199         190
                                                -------    -------     -------
Series C special common stock ($1.00 par value)
 Balance at beginning of year. . . . . . . . .       45         43          20
 Stock dividend - common stock (2,245 shares
  in 1994, 2,138 shares in 1993 and 1,023
  shares in 1992). . . . . . . . . . . . . . .        2          2           1
 Conversion of preferred stock (21,294 shares
  in 1992) . . . . . . . . . . . . . . . . . .       --         --          22
                                                -------    -------     -------
  Balance at end of year (47,160 shares
   issued and outstanding) . . . . . . . . . .       47         45          43
                                                -------    -------     -------
Capital surplus
 Balance at beginning of year. . . . . . . . .   31,159     27,726      24,601
 Conversion of debentures. . . . . . . . . . .      247          2          --
 Conversion of preferred stock . . . . . . . .       --         --       1,392
 Stock dividend - common stock . . . . . . . .    4,203      3,431       1,733
                                                -------    -------     -------
  Balance at end of year . . . . . . . . . . .   35,609     31,159      27,726
                                                -------    -------     -------
Retained earnings
 Balance at beginning of year. . . . . . . . .    8,749      5,326       2,708
 Cash dividends - preferred stock. . . . . . .      (57)       (57)     (2,060)
 Cash dividend - common stock. . . . . . . . .   (1,421)    (1,015)         --
 Stock dividend - common stock . . . . . . . .   (4,498)    (3,711)     (1,967)
 Net earnings. . . . . . . . . . . . . . . . .    7,686      8,206       6,645
                                                -------    -------     -------
  Balance at end of year . . . . . . . . . . .   10,459      8,749       5,326
                                                -------    -------     -------
Unrealized (loss) on securities available
 for sale. . . . . . . . . . . . . . . . . . .   (3,352)        --          --
                                                -------    -------     -------
Treasury stock
 Balance at beginning of period. . . . . . . .     (733)      (733)       (577)
 Treasury stock acquired through conversion
  of debentures (639 shares in 1994) . . . . .       (5)        --          --
 Treasury stock acquired (27,431 shares of
  common in 1992 and 3 shares of preferred
  in 1992) . . . . . . . . . . . . . . . . . .       --         --        (156)
                                                -------    -------     -------
  Balance at end of period (170,275 shares
   common and 3 shares preferred). . . . . . .     (738)      (733)       (733)
                                                -------    -------     -------
TOTAL SHAREHOLDERS' EQUITY (NOTES 12 AND 13) .  $48,888    $45,772     $38,636
                                                =======    =======     =======

                 The accompanying notes are an integral part
                  of the consolidated financial statements.

CHARTER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    YEAR ENDED DECEMBER 31,
                                                -------------------------------
                                                  1994       1993       1992
                                                ---------  ---------  ---------
                                                         (IN THOUSANDS)
Cash flows from operating activities:
Net earnings . . . . . . . . . . . . . . . . .  $   7,686  $   8,206  $   6,645
Adjustments to reconcile net earnings to net
 cash provided by (used  in) operating
 activities:
  Depreciation and amortization. . . . . . . .      2,399      1,478      1,392
  Amortization of intangibles. . . . . . . . .        424      2,108        446
  Net amortization of premiums and
   discounts on securities . . . . . . . . . .      1,996      4,107      2,183
  Provision for credit losses. . . . . . . . .        233        911      1,465
  Provision for other real estate losses . . .         16      1,463      2,228
  Net gain on sales of securities. . . . . . .        (43)      (455)    (1,200)
  Origination of loans available for sale. . .   (171,669)        --         --
  Proceeds from sales of loans available
   for sale. . . . . . . . . . . . . . . . . .    155,454         --         --
  Net gain on sale of loans. . . . . . . . . .     (1,423)        --         --
  Net (gain) loss on sales of fixed assets,
   other real estate and collateral acquired .        (91)       (12)        87
  Net decrease in other assets and interest
   receivable. . . . . . . . . . . . . . . . .      1,685        361      1,233
  Net increase (decrease) in other liabilities
   and interest payable. . . . . . . . . . . .      1,908       (354)      (969)
  Net (increase) decrease in deferred tax
   asset . . . . . . . . . . . . . . . . . . .        230     (1,129)        --
  Other  . . . . . . . . . . . . . . . . . . .        281        195        (38)
                                                ---------  ---------  ---------
      Total Adjustments. . . . . . . . . . . .     (8,600)     8,673      6,827
                                                ---------  ---------  ---------
      Net Cash Provided by (Used In) Operating
       Activities. . . . . . . . . . . . . . .       (914)    16,879     13,472
                                                ---------  ---------  ---------

Cash flows from investing activities:
  Net decrease in interest-bearing deposits. .         --        754      1,981
  Proceeds from sales of securities (Note 5) .      8,026     25,629     34,979
  Proceeds from maturities and prepayments
   of  securities. . . . . . . . . . . . . . .     99,238    143,050    137,137
  Purchase of securities . . . . . . . . . . .   (110,664)  (159,144)  (179,639)
  Net increase (decrease) in loans . . . . . .     40,108    (12,505)   (16,264)
  Purchase of loans held to maturity . . . . .    (75,537)        --         --
  Capital expenditures, net. . . . . . . . . .     (3,067)    (1,272)      (580)
  Proceeds from sales of other real estate . .        524      1,167        529
  Purchase of mortgage servicing rights. . . .     (1,032)        --         --
  Purchase of mortgage company . . . . . . . .     (3,371)        --         --
  Purchase of banking organization, net of
   acquired cash and cash equivalents. . . . .     19,317      4,433         --
                                                ---------  ---------  ---------
 Net Cash Provided by (Used in)
  Investing Activities . . . . . . . . . . . .    (26,458)     2,112    (21,857)
                                                ---------  ---------  ---------

Cash flows from financing activities:
  Net increase (decrease) in non-interest-
   bearing demand, savings, interest-bearing
   demand and money market accounts. . . . . .    (17,490)     6,210     62,472
  Net increase (decrease) in certificates
   of deposit. . . . . . . . . . . . . . . . .     24,826    (31,631)   (35,930)
  Net increase (decrease) in securities
   sold under agreements to repurchase . . . .      7,653     (7,778)    11,408
  Net increase in Federal Home Loan
   Bank Advances . . . . . . . . . . . . . . .     13,000         --         --
  Payment of preferred dividends . . . . . . .        (57)       (57)    (2,060)
  Payment of common dividends. . . . . . . . .     (1,055)    (1,015)        --
  Repayment of long-term debt. . . . . . . . .     (1,200)    (1,461)      (246)
  Increase in long-term debt . . . . . . . . .      2,500      7,500         --
                                                ---------  ---------  ---------
   Net Cash Provided by (Used in)
    Financing Activities . . . . . . . . . . .     28,177    (28,232)    35,644
                                                ---------  ---------  ---------
Net Increase (Decrease) in Cash and
 Cash Equivalents. . . . . . . . . . . . . . .        805     (9,241)    27,259
                                                ---------  ---------  ---------
Cash and Cash Equivalents at Beginning
 of Period . . . . . . . . . . . . . . . . . .     72,362     81,603     54,344
                                                ---------  ---------  ---------
Cash and Cash Equivalents at End
 of Period (Note 1). . . . . . . . . . . . . .  $  73,167  $  72,362  $  81,603
                                                =========  =========  =========
SUPPLEMENTAL DISCLOSURES:
 Interest paid . . . . . . . . . . . . . . . .  $  14,414  $  13,925  $  17,171
 Income taxes paid . . . . . . . . . . . . . .        800      1,305        264
SUPPLEMENTAL SCHEDULE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:
 Other real estate and collateral acquired . .  $     386  $   1,068  $     536
 Loans made to finance sales of other
  real estate. . . . . . . . . . . . . . . . .        201        448        833

                 The accompanying notes are an integral part
                  of the consolidated financial statements.

CHARTER BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

The accounting and reporting policies of Charter Bancshares, Inc. ("Charter" or "Company") and subsidiaries conform to generally accepted accounting principles and general practices within the banking industry. A summary of significant accounting policies is as follows:

 CONSOLIDATION: The consolidated financial statements include the accounts of Charter and its subsidiaries, after elimination of significant intercompany balances and transactions.

 SECURITIES AND TRADING ACCOUNT ASSETS: Charter reviews its financial position, liquidity and future plans in evaluating the criteria for classifying securities. Generally, securities are classified between held to maturity, available for sale and trading at the time the securities are purchased. Securities held to maturity are stated at cost, increased by accretion of discounts and reduced by amortization of premiums. The adjusted cost of specific securities sold is used to compute gains or losses on securities transactions. Trading account securities are carried at market value with gains and losses, both realized and unrealized, being included in non-interest income. Effective September 30, 1992, certain securities were designated as securities held for sale, thereby reflecting management's future intent with respect to this group of securities. Securities identified as held for sale are separately classified, and are valued at the lower of cost or market. Market values of securities are estimated based on available market quotations. In the few instances when market quotations are unavailable, the securities are stated at cost or appraised values as deemed appropriate by management.

 On January 1, 1994, Charter adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective for fiscal years beginning after December 15, 1993. Under the new rules, debt securities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that the Company does not have the positive intent and ability to hold to maturity and all marketable equity securities are classified as available-for-sale or trading and carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a separate component of shareholders' equity beginning in 1994. Unrealized holding gains and losses on securities classified as trading are reported in earnings. Effective January 1, 1994, certain securities were designated as available for sale, thereby replacing the category of securities designated as held for sale in prior periods.

 Presently, the Company classifies $111,853,000 of its debt securities as available for sale and carries them at fair value. Application of the new rules resulted in an estimated increase of approximately $860,000 in shareholders' equity as of January 1, 1994, representing the recognition in shareholders' equity of unrealized gains, net of taxes, for the Company's investment in debt and equity securities determined to be available for sale.

 LOANS: Loans are stated at the principal amount outstanding, net of unearned discount. The unearned discount relates principally to consumer installment loans. The related interest income for multi-payment loans is recognized principally by the "sum of the digits" method which records interest in proportion to the declining outstanding balances of the loans; for single payment loans such income is recognized under the straight-line method. Both methods approximate the interest method.

 Mortgage warehouse loans available for sale are carried at the lower of book value or market value as determined by commitments from investors or current investor yield requirements calculated on an aggregate loan basis. Net unrealized losses, if any, are recognized in a valuation allowance by a charge to current operations.

 Premiums and discounts on mortgage warehouse loans available for sale are not recognized in income until the related loans are sold. Premiums and discounts associated with Charter's other loans for which the collection is probable and estimable are recognized in income using the level-yield method over the loans' remaining lives (adjusted for anticipated prepayments) or when such loans are sold.

 Loan fees on mortgage warehouse loans available for sale, net of certain direct loan origination costs, are not recognized in income until the related loans are sold. Loan fees on other loans, net of certain direct origination costs, are deferred and recognized in income, using the level-yield method over the loans' remaining lives (adjusted for anticipated prepayments) or until such loans are sold.

 SALES OF SINGLE FAMILY LOANS AND SERVICING RIGHTS: From time to time, Charter sells loans to institutional and private investors. Gains or losses on loan sales, recognized at the time of sale, are determined on the specific identification method and reflect the extent that net sales proceeds differ from the book value of the loans. Certain of the loans and servicing rights are sold with general representations and warranties under contracts for sales of loans and servicing rights. Repurchases of the loans and servicing rights may be required when a loan fails to meet certain conditions specified in the contract pursuant to which the loans and servicing rights were sold and that failure was caused by a matter covered by the general representations and warranties. Charter determines an accrual for the estimated future costs of its obligations, which is included in other liabilities on the consolidated statement of financial condition and maintained at levels management believes are adequate to cover estimated losses. The related expense is reflected in non-interest expense in the consolidated statement of operations.

 From time to time, Charter sells its rights to service single family loans that it originates. The sale of the servicing rights is recognized upon execution of a contract, receipt of an adequate downpayment, and the transfer of the related risks and rewards of ownership to the purchaser.

 ALLOWANCE FOR CREDIT LOSSES: The allowance for credit losses is a valuation allowance available for losses incurred on loans. All losses are charged to the allowance for credit losses when the loss actually occurs or when a determination is made that a loss is likely to occur. Recoveries are credited to the allowance at the time of recovery.

 Prior to the beginning of each year and at least quarterly during the year, management estimates the likely level of future losses to determine whether the allowance for credit losses is adequate to absorb anticipated losses in the existing portfolio. Based on these estimates, an amount is charged to the provision for credit losses and credited to the allowance for credit losses in order to adjust the allowance to a level estimated to be adequate to absorb future losses.

 Management's judgment as to the level of future losses on existing credits involves the consideration of current and anticipated economic conditions and their potential effects on specific borrowers; an evaluation of the existing relationships among credits with potential losses; the present level of the allowance; historical loan loss and recovery experience; results of examinations of the loan portfolio by regulatory agencies; and management's internal review of the loan portfolio. In determining the collectibility of certain loans, management also considers the fair value of any underlying collateral.

 It should be understood that estimates of future credit losses involve an exercise of judgment. While it is possible that in particular periods Charter may sustain losses which are substantial relative to the allowance for credit losses, it is the judgment of management that the allowance for credit losses reflected in the consolidated balance sheets is adequate to absorb anticipated losses in the existing loan portfolio.

 NON-PERFORMING ASSETS:  Included in the non-performing asset category are
 (i) loans which have been categorized by management as non-accrual because collection of interest and/or principal is doubtful, (ii) loans which have been restructured to provide a reduction in the interest rate or a deferral of interest or principal payments, and (iii) other assets which consist of real estate and other property that have been acquired in lieu of loan balances due, which are awaiting disposition.

 When the payment of principal or interest on a loan is delinquent for 90 days, or earlier in some cases, the loan is placed on non-accrual status, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. If the decision is made to continue accruing interest on the loan, periodic reviews are made to confirm the basis for the accruing status of the loan. When a loan is put on non-accrual status, interest accrued during the current year and prior to the loan being put on non-accrual status is charged to operations. Interest accrued during prior periods, and deemed uncollectible, is charged to the allowance for credit losses. Generally, any payments received on non-accrual loans are applied first to outstanding loan amounts and next to the recovery of charged off loan amounts. Any excess is treated as a recovery of lost interest.

 Charter records other real estate acquired by foreclosure at the lesser of the outstanding loan amount or fair value less estimated costs to sell at the time of foreclosure. Required developmental costs associated with foreclosed property under construction are capitalized and considered in determining the fair value of the property. If at a later date it is determined that the fair value less estimated costs to sell of the asset is less than the total capitalized cost, the additional loss is recognized by a credit to the allowance for other real estate losses.

 In 1993, the Financial Accounting Standards Board ( FASB ) issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." In October 1994, the FASB issued SFAS No. 118, Accounting by Creditors for Impairment of a Loans Income Recognition and Disclosures, which amended income recognition methods and certain disclosures required by SFAS 114. These statements address the accounting by creditors for impairment of certain loans and require that impaired loans generally be measured based on the present value of expected future cash flows discounted at the loan's effective rate. These statements became effective January 1, 1995. Management believes that the adoption of the statements will not significantly impact the Company's financial statements.

 PREMISES AND EQUIPMENT: Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are charged to operations at rates based upon the straight-line method over the estimated useful lives of the underlying assets.

 INCOME TAXES: In February 1992, the FASB issued SFAS No. 109, "Accounting for Income Taxes" (Note 14). This new standard provides for a deferred tax asset to be recognized for the estimated future tax effects attributable to temporary differences and carryforwards. SFAS No. 109 was adopted as of January 1, 1993, and accordingly, a deferred tax asset was recognized as of January 1, 1993. The cumulative effect of initially applying this statement is reported as the effect of a change in accounting principle.

 Prior to January 1, 1993, Charter applied the provisions of SFAS No. 96. Under SFAS Nos. 109 and 96 there are two components of income tax provision, current and deferred. Current income tax provisions approximate taxes to be paid or refunded for the applicable period. The balance sheet amounts of deferred tax assets or liabilities are recognized based upon the temporary differences between the basis of assets and liabilities as measured by tax laws and their basis as reported on the financial statements. Deferred tax expense or benefit is then recognized for the change in deferred tax liabilities or assets between periods.

 INTEREST RATE CONTRACTS: Interest rate swap agreements, forward and futures contracts, options and cap, collar and floor agreements are used for trading purposes and are used to manage interest rate exposure by hedging certain assets and liabilities. Contracts used in trading activities are carried at market value, and gains and losses are recognized currently in income. For contracts used to manage interest rate risk, income and expense are accrued based upon expected settlement payments, and are recorded as an adjustment to interest income and expense.

 INTANGIBLES ARISING FROM ACQUISITIONS: Because of the earning power or other special values of certain purchased companies or businesses, the company paid amounts in excess of fair value for tangible assets acquired. Generally, such amounts are being amortized by systematic charges to income (primarily for periods from 6 to 15 years) over a period no greater than the estimated remaining life of the assets acquired or not exceeding the estimated average remaining life of the existing deposit base assumed, which conforms with the method used for income tax purposes.

 PURCHASED MORTGAGE SERVICING RIGHTS: The acquisition of Charter Mortgage included the purchase of Charter Mortgage's mortgage servicing portfolio. Management has determined that the fair value of the purchased mortgage servicing rights ( PMSR's ) from Charter Mortgage to be approximately $1.7 million. During the third quarter of 1994, Charter purchased the servicing rights on approximately $57 million in loans for approximately $700,000. These PMSR's are includable in regulatory tangible capital. PMSRs are amortized in proportion to, and over the period of, the estimated net servicing revenue of the underlying mortgages, which are collaterized by both single and multi-family properties. Charter periodically evaluates the carrying value of PMSRs for impairment, on a disaggregated basis. This evaluation included discounting the estimated future net servicing revenue of the servicing portfolio at an appropriate long-term discount rate. The evaluation incorporates prepayment, default and certain interest rate assumptions. Impairment losses are charged to operations as incurred.

 EARNINGS PER COMMON SHARE: Earnings per common share are based on the average number of shares of Common, Class B Special Common and Series C Special Common Stock outstanding during the year after deducting from net earnings the current period preferred dividends only, excluding accumulated and unpaid dividends and interest on preferred stock from any prior periods. All per share figures have been adjusted for the 5% stock dividends paid on August 10, 1992, September 30, 1993 and October 31, 1994.

 RECLASSIFICATION OF PRIOR YEAR AMOUNTS: Certain amounts have been reclassified in the accompanying consolidated financial statements from those previously reported for the years ended December 31, 1993 and 1992 to conform to current year financial statement classifications.

 STATEMENTS OF CASH FLOWS: Cash equivalents include amounts due from banks and federal funds sold and securities sold under agreements to resell. Generally, federal funds and securities sold under agreements to resell are purchased and sold for one-day periods.

NOTE 2 - ACQUISITIONS

On April 20, 1993, Charter consummated the acquisition of University National Bank-Galveston, Galveston, Texas ("University"). This acquisition has been accounted for under the purchase method of accounting. At April 20, 1993, University had total assets of $96.3 million, total deposits of $88.7 million, and total loans of $41.7 million.

University was acquired for cash consideration of approximately $9.4 million, or $50.00 per share of outstanding capital stock of University. A portion of the purchase price was financed by Charter's issuance of a $7.5 million subordinated debenture to a bank holding company. The subordinated debenture matures April 2005 and bears interest at 7.2% per annum, payable semiannually. A portion of the proceeds from such subordinated debt was used to retire an outstanding bank loan with a principal balance of $1,361,000, which loan was secured by all of the capital stock of Charter National Bank-Colonial and 30% of the capital stock of Charter National Bank-Houston ("Charter-Houston"). All of such stock was released upon retirement of the loan.

On April 8, 1994, Charter consummated the acquisition of certain assets and liabilities that comprise an aggregate of four branches which are located in Fiesta Mart supermarkets in the Houston, Harris County area. The Fiesta Mart branches had total deposits in excess of $20 million at April 8, 1994. The purchase price for the Fiesta Mart branches was equal to the net book value of the acquired assets less the assumed liabilities, plus a premium of $775,000.

On April 27, 1994, Charter consummated the acquisition of certain assets and liabilities of Capital Standard Mortgage, Inc., which has since been renamed Charter Mortgage Company ("Charter Mortgage"). Charter Mortgage is a 90-percent owned subsidiary of Charter-Houston. The remaining 10 percent of Charter Mortgage's stock is owned by principals of Charter Mortgage. Charter Mortgage presently operates mortgage production offices in Houston, Austin, Dallas, Plano and Arlington. At April 27, 1994, the servicing portfolio totalled approximately $126 million and loans in the pipeline totalled approximately $80 million; both the servicing portfolio and the pipeline were comprised of relatively low rate mortgages with a weighted average coupon of approximately 7.5% which should be resistant to accelerated prepayments.

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

The purchased residential construction loans represent approximately $75 million in outstanding balances, with total credit lines of approximately $210 million. Approximately one-third of the outstanding loans are for home construction in Houston, one-third in Dallas, and the balance are for homes in Austin and San Antonio. A typical interim construction loan will have an average life of less than one year and earn interest that floats at the prime rate plus one to one and one-half percent (the prime rate as of December 31, 1994 was 8.5%) Additional fees may be earned on construction loans in the form of origination fees, inspection fees, appraisal fees and extension fees. The purchased premises and equipment of approximately $267,000 are primarily comprised of the furniture and equipment used in Farm and Home's construction lending area. Except for approximately $11,000 in miscellaneous accounts payable related to construction loans, there were no other liabilities assumed by Charter in the transaction. All of the loans and selected fixed assets were purchased at the existing net book values as reflected on Roosevelt Financial Group's books, which amounts approximate their fair value. No purchase premium or discount was paid to or received from Roosevelt Financial Group.

A portion of the purchase price was financed by $38 million in borrowings from the Federal Home Loan Bank of Dallas ("FHLB"). The remaining purchase price was funded through the utilization of existing liquid assets in the form of federal funds sold and short-term investments.

Neither the acquisition of Charter Mortgage nor Farm and Home's construction lending operations has an immediate material impact on the consolidated financial position of Charter. However, these acquisitions provide Charter with access to new markets, an increase in potential revenues and, with the addition of the mortgage company, an ability to offer a wider range of mortgage-related products and services.

On June 24, 1994, Charter agreed to acquire Houston-based West Loop Savings and Loan Association ("West Loop") pending shareholder and regulatory approval. At December 31, 1994, West Loop had total loans of $91,139,000 total deposits of $103,793,000 and total assets of $140,301,000. Following receipt of the requisite shareholder and regulatory approvals the acquisition was closed on January 10, 1995, after which West Loop's charter was converted to a Texas state savings bank with the name Charter Bank, SSB.

Each of the above acquisitions have been accounted for under the purchase method of accounting with cash as the sole form of consideration given. These acquisitions combined for a total increase in goodwill of $2,303,000, which is being amortized straight line over fifteen years.

The Charter Mortgage, Fiesta Mart and Farm and Home acquisitions would have an immaterial affect on the financial statements of Charter for the period ending December 31, 1994, therefore no pro forma financial data is provided herein. Pro forma financial statements assuming the acquisition of West Loop was effective January 1, 1994 are presented as follows:

PRO FORMA CONDENSED STATEMENT OF EARNINGS

                                                   DECEMBER 31, 1994
                                     ---------------------------------------------
                                      CHARTER   WEST LOOP  ADJUSTMENTS  PRO FORMA
                                     ---------  ---------  -----------  ----------
                                                    (IN THOUSANDS)
Interest Income:
 Loans, including fees. . . . . . .    $25,875    $11,799    $(1,160)     $36,514
 Investment securities. . . . . . .     16,647      2,130                  18,777
 Other interest income. . . . . . .      1,334        403                   1,737
                                       -------    -------    -------      -------
  Total Interest Income . . . . . .     43,856     14,332     (1,160)      57,028
                                       -------    -------    -------      -------

Interest Expense:
 Deposits . . . . . . . . . . . . .     12,319      4,650                  16,969
 Other interest expense . . . . . .      1,113                              1,113
 Long-term debt . . . . . . . . . .      1,173      1,242                   2,415
                                       -------    -------    -------      -------
  Total Interest Expense. . . . . .     14,605      5,892                  20,497
                                       -------    -------    -------      -------
Net interest income . . . . . . . .     29,251      8,440     (1,160)      36,531
Provisions for credit loses . . . .        233        (98)       140          275
                                       -------    -------    -------      -------
 Net Interest Income After
  Provision for Credit Loss . . . .     29,018      8,538     (1,300)      36,256
                                       -------    -------    -------      -------
Non-Interest Income:
 Service charges on deposit
  accounts. . . . . . . . . . . . .      6,329         26                   6,355
 Mortgage banking income. . . . . .      4,311                              4,311
 Fees and other . . . . . . . . . .      3,668        139                   3,807
 Securities gains (losses). . . . .         20                                 20
                                       -------    -------    -------      -------
  Total Non-Interest Income . . . .     14,328        165                  14,493
                                       -------    -------    -------      -------
Non-Interest Expense:
 Salaries and employee benefits . .     16,945      1,535                  18,480
 Occupancy expense. . . . . . . . .      4,749        516                   5,265
 Data processing. . . . . . . . . .      1,381        113                   1,494
 Legal expense. . . . . . . . . . .      1,492        122                   1,614
 Deposit insurance premiums . . . .      1,279        292                   1,571
 Amortization of intangibles. . . .        424         45                     469
 Other  . . . . . . . . . . . . . .      5,629      1,175                   6,804
                                       -------    -------    -------      -------
  Total Non-Interest Expense. . . .     31,899      3,798                  35,697
                                       -------    -------    -------      -------
Earnings before income taxes. . . .     11,447      4,905     (1,300)      15,052
 Income tax expense . . . . . . . .      3,761      1,677       (400)       5,038
                                       -------    -------    -------      -------
  Net Earnings. . . . . . . . . . .    $ 7,686    $ 3,228    $  (900)     $10,014
                                       =======    =======    =======      =======

Earnings per Common Share:
 Primary. . . . . . . . . . . . . .    $  1.27     $ 0.54    $  (.15)     $  1.66

 Fully diluted. . . . . . . . . . .    $  1.27     $ 0.54    $  (.15)     $  1.66

Weighted Average Shares Outstanding:
 Primary. . . . . . . . . . . . . .  6,025,389  6,025,389  6,025,389    6,025,389
 Fully diluted. . . . . . . . . . .  6,029,637  6,029,637  6,029,637    6,029,637
                                     =========  =========  =========    =========

PRO FORMA CONDENSED BALANCE SHEET

                                                   DECEMBER 31, 1994
                                       -------------------------------------------
                                       CHARTER   WEST LOOP  ADJUSTMENTS  PRO FORMA
                                       --------  ---------  -----------  ---------
                                                      (IN THOUSANDS)
Assets:
 Cash and short-term investments. . .   $ 73,170   $ 17,202   $(11,000)    $ 79,372
 Securities . . . . . . . . . . . . .    280,314     34,960     (2,650)     312,624
 Loans  . . . . . . . . . . . . . . .    343,761     86,580        148      430,489
 Less:  Allowance for credit
  losses. . . . . . . . . . . . . . .      4,446        659                   5,105
                                        --------   --------   --------     --------
  Loans, net. . . . . . . . . . . . .    339,315     85,921        148      425,384
  Other assets. . . . . . . . . . . .     29,599      2,218        200       32,017
                                        --------   --------   --------     --------
 Total Assets . . . . . . . . . . . .    722,398    140,301    (13,302)     849,397
                                        ========   ========   ========     ========

Liabilities and Shareholders' Equity:

Liabilities:
 Deposits:
  Non-interest-bearing deposits. . . .   182,686      2,745                 185,431
  Interest-bearing deposits. . . . . .   434,194    101,048       (500)     534,742
                                        --------   --------   --------     --------
 Total Deposits. . . . . . . . . . . .   616,880    103,793       (500)     720,173
                                        --------   --------   --------     --------
Securities sold under agreement
 to repurchase . . . . . . . . . . . .    20,594         --                  20,594
Federal Home loan Bank advances. . . .    13,000     24,698     (1,800)      35,898
Long-term debt and debentures. . . . .    14,850         --                  14,850
Other liabilities. . . . . . . . . . .     8,186        808                   8,994
                                        --------   --------   --------     --------
 Total Liabilities . . . . . . . . . .   673,510    129,299     (2,300)     800,509
                                        --------   --------   --------     --------
Total Shareholders' Equity . . . . . .    48,888     11,002    (11,002)      48,888
                                        --------   --------   --------     --------
Total Liabilities and
 Shareholders' Equity  . . . . . . . .  $722,398   $140,301   $(13,302)    $849,397
                                        ========   ========   ========     ========

NOTES TO THE PRO FORMA FINANCIAL STATEMENTS

NOTE A - CASH AND SHORT-TERM INVESTMENTS

 Cash and short-term investments include cash, due from banks, federal funds sold, securities purchased under agreements to resell and short-term interest-bearing deposits in financial institutions. Pro forma cash and due from banks were $45,425,000 at December 31, 1994. Pro forma federal funds sold, securities purchased under agreement to resell and short-term interest-bearing deposits in financial institutions were $44,947,000 at December 31, 1994. The adjustments to this category include the estimated cash purchase price at December 31, 1994.

NOTE B - SECURITIES

 Securities include investments held to maturity of $203,421,000 and securities available for sale of $111,853,000 at December 31, 1994. The adjustment of $2,650,000 represents the purchase accounting adjustment allocated to securities to reflect their estimated fair value as of December 31, 1994.

NOTE C - OTHER ASSETS

 Included within the category of other assets are intangible assets. The purchase accounting adjustments result in an intangible asset, goodwill and core deposit intangibles, of approximately $200,000. It is anticipated that this intangible asset will be amortized on a straight line basis over ten to fifteen years.

NOTE D - FEDERAL HOME LOAN BANK ADVANCES

 FHLB provides advances as a source of funds to each of its members. These advances are collateralized by a pledge of certain assets, such as residential mortgage loans. $15 million of the FHLB advances assumed by Charter Bank, SSB from West Loop S&L which were fixed at rates below current borrowing rates of similar instruments available in the marketplace. The $1.8 million adjustment represents the purchase accounting adjustment allocated to these FHLB advances to reflect their estimated fair value as of December 31, 1994.

NOTE E - LOANS AND DEPOSITS

 The pro forma adjustments in the pro forma financial information include current information available to management. Purchase accounting adjustments have been estimated for loans and deposits. Currently, adequate information is not available to management to fully evaluate the relative fair value of these financial instruments. The adjustments indicated on the pro forma balance sheet reflect the impact of rising interest rates on fixed rate loans and deposits.

NOTE F - OTHER ADJUSTMENTS TO PRO FORMA STATEMENTS OF EARNINGS

 Pro forma adjustments related to the pro forma condensed statements of earnings have been computed assuming the acquisition was consummated as of January 1, 1994. Included in the historical financial information of West Loop, in the opinion of Charter's management, are estimates for non-recurring revenues and reduced provisions for credit losses. The non-recurring revenues include gains on sales of loans and the accretion of unearned discount recognized on prepaid loans.

NOTE 3 - REGULATORY MATTERS

The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") contains important provisions affecting all federally insured financial institutions ("banking organizations") in such areas as anti-fraud and anti-abuse enforcement powers, performance and record in meeting community credit needs, and acquisitions of savings and loan institutions. Effective January 1, 1990, the phase-in of the risk-based capital guidelines which were originally adopted in 1989 commenced. Moreover, during 1990 the Federal Reserve Board provided some additional guidance on application of the leverage ratio of minimum capital to total assets which had been proposed in 1989. For further discussion of these capital requirements, reference should be made to the "Capital Resources" presentation beginning on page 28 of this report; in addition, information relating to Charter's risk-based and leverage ratios is incorporated herein as a part of this note. Another regulatory development affecting banking organizations was the imposition by the FDIC of increased deposit insurance premiums. In 1990, those premiums increased from 8.3 cents per $100 of insured deposits to 12 cents per $100 of insured deposits. Deposit insurance premiums were increased twice during 1991, from 12 cents to 19.5 cents per $100 of insured deposits, then to 23 cents per $100 of insured deposits.

During December 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted by Congress and signed into law. The provisions of FDICIA include a plan to recapitalize the Bank Insurance Fund that is the source of deposit insurance coverage to FDIC-insured institutions, authority to ultimately fund such recapitalization plan through increased deposit insurance premiums, various supervisory reforms which will increase the frequency of on-site examinations by federal banking regulators, changes in the deposit insurance system, an array of new consumer lending requirements, and the adoption of the Truth in Savings Act. FDICIA also authorizes federal banking regulators to take prompt corrective action against institutions which are under-capitalized, institute a risk-based assessment system for deposit insurance, and implement a series of operational and management-based standards and potential sanctions for violations of such standards. It clearly is anticipated that FDICIA will increase the regulatory burden on financial institutions and impose substantial actual and incidental costs on financial institutions and their customers. As a consequence of the savings and loan crisis of the 1980s, and congressionally perceived weaknesses in the banking system, financial institutions may be expected to encounter further legislative and regulatory changes in the future.

Congress passed legislation in 1994 to remove geographic restrictions on bank expansion. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Branching Act") removes state law barriers to acquisitions in all states and allows multi-state banking operations to merge into a single bank with interstate branches. Interstate banking and branching authority will be subject to certain conditions and restrictions, such as capital adequacy, management and CRA compliance. The Interstate Branching Act preempts existing barriers that restrict entry into all states--such as regional compacts and reciprocity agreements--thus creating opportunities for expansion into markets that were previously closed. Under the law, bank holding companies will be able to acquire banks in any state, subject to certain conditions. When the interstate branching provisions of the law become effective, banks acquired pursuant to this authority may subsequently be converted to branches. Interstate branching will be permitted by allowing banks to merge across state lines to form a single institution. Interstate merger transactions can be used to consolidate existing multistate operations or to acquire new branches. Banks will be able to establish a new branch as its initial entry into a state only if the state has authorized de nove branching. In addition, out-of-state banks may merge with a single branch of a bank if the state has authorized such a transaction. The interstate branching provisions will become effective on June 1, 1997, unless a state takes action before that time. A state can pass laws either to opt in early or to opt out completely, as long as they act before June 1, 1997.

While the Equal Credit Opportunity Act, the Fair Housing Act and the Community Reinvestment Act ("CRA")--laws that require financial institutions to practice fair lending and meet the credit needs of the communities in which they are located--have been in effect for a number of years, regulatory attention to enforcement of such laws has increased significantly in recent years. The fair lending laws strictly prohibit discriminatory lending practice. Using Home Mortgage Disclosure Act and other data which financial institutions are required to maintain and report to the federal government, federal and state governmental authorities are vigorously targeting financial institutions suspected of violating the fair lending laws. Financial institution may be subject to fair lending enforcement actions, including civil money penalties, even thought their lending practices unintentionally have disparate impact or discriminatory effect. Similar to the fair lending laws, CRA initiatives and enforcement actions have been given increased attention in recent years. The rules and regulations governing CRA compliance are in the process of being revised in an effort to establish more objective measurements of CRA performance. The focus of performance will be on each institution's actual lending, services and investment records relative to low and moderate income areas which re located within the institution's delineated community. The penalties for inadequate CRA performance may include monetary penalties and severe limitations on any further acquisition or expansion activities. The board of directors of Charter and its Subsidiary Banks and Charter's management are firmly committed to nondiscriminatory lending practices and ensuring that the Subsidiary Banks meet the credit needs of low and moderate income areas in our local communities. Charter continues to devote a substantial amount of time and resources to fair lending and CRA training and compliance.

Bank regulatory authorities have specified Charter's guidelines for purposes of evaluating a bank's capital adequacy. The following is a summary of Charter's capital ratios:

                                                           ACTUAL
                                                        DECEMBER 31,    MINIMUM REQUIRED
                                                        -------------     DECEMBER 31,
                                                        1994    1993          1994
                                                        -----   -----         -----
Total qualifying capital to risk-based assets . . . .   16.57%  19.07%        8.00%
Tier I capital to risk-based assets . . . . . . . . .   12.55%  14.78%        4.00%
Tangible core capital to total assets (tangible). . .    6.72%   6.64%        3.00%

(1) The regulatory authorities may require the Company to maintain a leverage ratio of up to 200 basis points above the required minimum.

NOTE 4 - RESERVE REQUIREMENTS

Cash and due from bank demand balances of approximately $14,572,000 and $14,691,000 at December 31, 1994 and 1993, respectively, were maintained to satisfy regulatory reserve requirements.

NOTE 5 - SECURITIES

The amortized cost and fair values of securities are as follows:

                                                                            DECEMBER 31,
                                       --------------------------------------------------------------------------------------
                                                      1994                                         1993
                                       ---------------------------------            ---------------------------------
                                         GROSS      GROSS       GROSS                 GROSS      GROSS       GROSS
                                       AMORTIZED  UNREALIZED  UNREALIZED    FAIR    AMORTIZED  UNREALIZED  UNREALIZED   FAIR
                                         COSTS      GAINS       LOSSES      VALUE      COST      GAINS       LOSSES     VALUE
                                       ------------------------------------------   -----------------------------------------
                                                                             (IN THOUSANDS)
Securities Held to Maturity:

U.S. Treasury securities
 and obligations of U.S. government
 corporations and agencies . . . . . .  $ 55,571     $225      $ (2,636)   $ 53,160   $ 39,808   $  515     $   (15)   $ 40,308
Mortgage-backed securities
 issued by U.S. government
 agencies and corporations . . . . . .    56,157      194        (4,062)     52,289     36,005      889        (155)     36,739
Collateralized mortgage
 obligations . . . . . . . . . . . . .    55,320       19        (2,112)     53,227     59,442      290        (212)     59,520
Obligations of states and
 political subdivisions  . . . . . . .     1,133       --           (71)      1,062        649        4         (11)        642
Debt securities issued by
 foreign governments . . . . . . . . .       280       --            (2)        278        255       --          (1)        254
Other securities . . . . . . . . . . .        --       --            --          --      3,638       --          --       3,638
                                        --------     ----      --------    --------   --------   ------     -------    --------
Total Securities Held to Maturity  . .   168,461      438        (8,883)    160,016    139,797    1,698        (394)    141,101
                                        --------     ----      --------    --------   --------   ------     -------    --------
Securities Available for Sale:

U.S. Treasury securities
 and obligations of U.S. government
 corporations and agencies . . . . . .    28,397       --          (764)     27,633     38,144      192        (219)     38,117
Mortgage-backed securities
 issued by U.S. government
 agencies and corporations . . . . . .    51,763      263        (3,422)     48,604     53,090    1,090        (259)     53,921
Collateralized mortgage
 obligations . . . . . . . . . . . . .    27,748       69        (1,148)     26,669     52,279      677        (178)     52,778
Corporate Securities . . . . . . . . .     4,413       --            --       4,413         --       --          --          --
Other securities . . . . . . . . . . .     4,315      219            --       4,534        419      346          --         765
                                        --------     ----      --------    --------   --------   ------     -------    --------
Total Securities Held for Sale . . . .   116,636      551        (5,334)    111,853    143,932    2,305       (656)     145,581
                                        --------     ----      --------    --------   --------   ------     -------    --------
Total Securities . . . . . . . . . . .  $285,097     $989      $(14,217)   $271,869   $283,729   $4,003     $(1,050)   $286,682
                                        ========     ====      ========    ========   ========   ======     =======    ========

The collateralized mortgage obligations are secured by certificates backed by U.S. Government or federal agency guarantees. Proceeds from the sales of total securities during 1994 were $8,026,000. Gross gains of $50,000 and gross losses of $30,000 were realized on total sales. Of the total amount of proceeds from securities sales, all were from sales of securities included in the available for sale category that was established January 1, 1994. There were no sales of securities from the held to maturity category.

Proceeds from the sales of total securities during 1993 were $25,629,000. Gross gains of $465,000 and gross losses of $130,000 were realized on total sales. Of the total amount of proceeds from securities sales, all were from sales of securities included in the held for sale category that was established September 30, 1992. There were no sales of securities from the held for investment category.

Proceeds from sales of total securities during 1992 were $34,979,000. Gross gains of $1,226,000 and gross losses of $128,000 were realized on total sales. Of the total amount of proceeds from securities sales $2,736,000 were from sales of securities included in the held for sale category that was established September 30, 1992. Gross gains of $121,000 and no losses were realized on the sale of securities classified as held for sale. There were no sales of securities from the held for investment category after September 30, 1992. Securities with carrying values of $209,089,000 and $156,453,000 at December 31, 1994 and 1993, respectively, were pledged to secure public deposits and repurchase agreements with customers and for other purposes as required by law. The section on page 25 entitled "Securities" is incorporated herein as part of this note as it relates to the maturities and yields on investment securities.

NOTE 6 - LOANS

Set forth in the following table are loans classified by major type.

                                                           DECEMBER 31,
                                                       1994          1993
                                                     ----------------------
                                                          (IN THOUSANDS)
Commercial, financial and industrial. . . . . .      $ 75,113      $ 58,421
Commercial real estate. . . . . . . . . . . . .        40,923        50,467
Real estate - construction. . . . . . . . . . .        90,478         6,477
Real estate - multi-family. . . . . . . . . . .        10,611        16,573
Real estate - 1-4 family. . . . . . . . . . . .        66,300       101,375
Loans to individuals (net of unearned discounts of
 $2,861,000 in 1994 and $3,235,000 in 1993) . .        60,336        57,361
                                                     --------      --------
Total Loans . . . . . . . . . . . . . . . . . .      $343,761      $290,674
                                                     ========      ========

Included in total loans as of December 31, 1994 and 1993 were mortgage warehouse loans available for sale of $17,906,000 and $71,201,000, respectively. There were no realized or unrealized losses on loans available for sale. During 1994, Charter saw growth in its real estate loans in the real estate construction category primarily as a result of the purchase of residential construction loans from Roosevelt Financial Group as discussed earlier. Included in the total of real estate-construction loans are $79 million of loans secured by one-to-four family residential properties, which amount comprises approximately 87% of the total of construction loans.

As of December 31, 1994 and 1993, loans outstanding to directors, officers and their affiliates were approximately $1,735,000 and $2,951,000, respectively. All such transactions were made, in the opinion of management, in the ordinary course of business on substantially the same terms as to interest rate and collateral as those prevailing at the time for comparable transactions with other persons and did not involve more than a normal risk of collectibility. The following is a detail of the activity in loans to officers and directors for the year ended December 31, 1994:

                                                        (IN THOUSANDS)
     Beginning of period . . . . . . . . . . . . . . . . .  $2,951
     Additions . . . . . . . . . . . . . . . . . . . . . .     511
     Payments. . . . . . . . . . . . . . . . . . . . . . .   1,727
     Charge-offs . . . . . . . . . . . . . . . . . . . . .      --
                                                            ------
     End of Period . . . . . . . . . . . . . . . . . . . .  $1,735
                                                            ======

The maturities of loans as of December 31, 1994, excluding mortgages and loans to individuals, based on remaining scheduled repayments of principal appear below:

                                         MATURING       MATURING      MATURING
                                        IN 1 YEAR     AFTER 1 YEAR     AFTER
                                         OR LESS    THROUGH 5 YEARS  FIVE YEARS
                                        ---------------------------------------
                                                     (IN THOUSANDS)
Commercial, financial and
 industrial . . . . . . . . . . . . .    $ 40,508        $29,090       $ 5,515
Commercial real estate. . . . . . . .       2,802         29,184         8,937
Real estate - construction. . . . . .      82,163          1,657         6,658
                                         --------        -------       -------
 Total. . . . . . . . . . . . . . . .    $125,473        $59,931       $21,110
                                         ========        =======       =======

With respect to loans due after one year, as of December 31, 1994, $56,324,000 of such loans had a variable interest rate and $24,717,000 of such loans had a fixed interest rate.

The following table sets forth the components of non-performing assets and past due loans for the last five years:

                                                                 DECEMBER 31,
                                                 ---------------------------------------------
                                                  1994      199      1992     1991      1990
                                                 ---------------------------------------------
                                                                (IN THOUSANDS)
Non-accrual loans:
  Real estate . . . . . . . . . . . . . . . .    $   688   $1,172   $  352   $   110   $   690
  Commercial and industrial . . . . . . . . .        227      464      537     1,085     1,466
  Individual  . . . . . . . . . . . . . . . .         32       98       37        37        81
    Total non-accrual loans . . . . . . . . .        947    1,734      926     1,232     2,237
                                                 -------   ------   ------   -------   -------
Restructured loans:
  Real estate . . . . . . . . . . . . . . . .         --      213       --       832     1,880
  Commercial and industrial . . . . . . . . .      1,203       --       --        --        --
  Other . . . . . . . . . . . . . . . . . . .         --       --       --        --       137
                                                 -------   ------   ------   -------   -------
    Total restructured loans  . . . . . . . .      1,203      213       --       832     2,017
                                                 -------   ------   ------   -------   -------
Other real estate, net and collateral
 acquired . . . . . . . . . . . . . . . . . .      1,662    2,218    5,088     8,164    11,178
                                                 -------   ------   ------   -------   -------
    Total non-performing assets . . . . . . .    $ 3,812   $4,165   $6,014   $10,228   $15,432
                                                 =======   ======   ======   =======   =======
Loans past due 90 days or more
 and still accruing interest:
  Real estate . . . . . . . . . . . . . . . .    $   313   $  207   $  149   $   618   $   105
  Commercial and industrial . . . . . . . . .        226       19      452       690       239
  Individual  . . . . . . . . . . . . . . . .        159      342      142       454       252
  All other loans . . . . . . . . . . . . . .          2        9       --         3        40
                                                 -------   ------   ------   -------   -------
  Total loans past due 90 days or more
    and still accruing interest . . . . . . .    $   700   $  577   $  743   $ 1,765   $   636
                                                 =======   ======   ======   =======   =======
Ratios:
  Allowance for credit losses as a percentage
   of loans . . . . . . . . . . . . . . . . .        1.3%     1.6%     1.6%      1.4%      1.5%
  Allowance for credit losses as a
   percentage of non-accrual loans  . . . . .     469.24    266.2    409.5     252.9     124.8
  Allowance for credit losses as a percentage
   of non-performing loans  . . . . . . . . .      156.0    182.9    227.2      81.4      57.1
  Non-performing loans as a percentage of
   total loans  . . . . . . . . . . . . . . .        0.8      0.9      0.7       1.5       2.6
  Total non-performing assets as a
   percentage of total assets . . . . . . . .        0.5      0.6      1.0       1.8       2.7

The preceding table provides historical data highlighting the improvement in Charter's overall level of non-performing assets and its levels of allowances relative to non-performing assets. At December 31, 1994, Charter's level of non-performing assets continued to decline, falling by $353,000 or 8.5% from fiscal year-end 1993 levels. The reduction in non-performing assets is primarily a result of continued liquidation and writedowns of ORE owned.

NOTE 7 - ALLOWANCE FOR CREDIT LOSSES

An analysis of activity in the allowance for credit losses is as follows:

                                             YEAR ENDED DECEMBER 31,
                                          1994       1993        1992
                                        ------------------------------
                                                (IN THOUSANDS)
Balance at beginning of year. . . . .   $4,616      $3,792      $3,116
Provision for credit losses . . . . .      233         911       1,465
Allowance of acquired bank. . . . . .       --         522          --
Loans charged off . . . . . . . . . .     (939)       (861)     (1,417)
Less recoveries . . . . . . . . . . .      536         252         628
                                         ------     ------      ------
  Net charge-offs . . . . . . . . . .     (403)       (609)       (789)
                                         ------     ------      ------
Balance at End of Year. . . . . . . .    $4,446     $4,616      $3,792
                                         ======     ======      ======

NOTE 8 - ALLOWANCE FOR OTHER REAL ESTATE LOSSES

Other real estate is reflected on the consolidated balance sheets net of an allowance for anticipated losses on other real estate. An analysis of activity in the allowance for losses on other real estate is as follows:

                                             YEAR ENDED DECEMBER 31,
                                          1994       1993        1992
                                        ------------------------------
                                                (IN THOUSANDS)
Balance at beginning of year. . . . .   $2,418      $3,569      $2,144
Provision for losses. . . . . . . . .       16       1,463       2,228
Allowance of acquired bank. . . . . .       --          10          --
Reductions. . . . . . . . . . . . . .      (72)     (2,624)       (803)
                                        ------      ------      ------
Balance at End of Year. . . . . . . .   $2,362      $2,418      $3,569
                                        ======      ======      ======

NOTE 9 - PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

                                                YEAR ENDED DECEMBER 31,
                                                 1994           1993
                                                ----------------------
                                                    (IN THOUSANDS)
Land . . . . . . . . . . . . . . . . . . . .   $ 3,399         $ 3,399
Buildings. . . . . . . . . . . . . . . . . .     8,288           8,262
Equipment. . . . . . . . . . . . . . . . . .    11,361          11,023
Construction in progress . . . . . . . . . .       362             105
Leasehold improvements . . . . . . . . . . .     4,649           3,646
                                               -------         -------
  Total premises and equipment . . . . . . .    28,059          26,435
Less accumulated depreciation
 and amortization. . . . . . . . . . . . . .    13,796          13,429
                                               -------         -------
Premises and Equipment, net. . . . . . . . .   $14,263         $13,006
                                               =======         =======


Rental expense for the years ended December 31, 1994, 1993 and 1992 totalled approximately $1,781,000, $1,286,000 and $1,185,000, respectively. A summary of non-cancelable future operating lease commitments follows:

                                                      DECEMBER 31, 1994
     PERIOD                                           LEASE COMMITMENTS
     ------                                           -----------------
                                                        (IN THOUSANDS)
     1995 . . . . . . . . . . . . . . . . . . . . . . . . $1,755
     1996 . . . . . . . . . . . . . . . . . . . . . . . .  1,085
     1997 . . . . . . . . . . . . . . . . . . . . . . . .    689
     1998 . . . . . . . . . . . . . . . . . . . . . . . .    497
     1999 . . . . . . . . . . . . . . . . . . . . . . . .    369
     Thereafter . . . . . . . . . . . . . . . . . . . . .    367
                                                          ------
       Total. . . . . . . . . . . . . . . . . . . . . . . $4,763
                                                          ======


It is expected that, in the normal course of business, leases that expire will be renewed or replaced by leases on other property or equipment. It is anticipated that future minimum lease commitments will not be less than the amounts recorded for 1994.

In October 1993, University purchased a 1.91 acre tract of land adjacent to its West 61st Street branch for a purchase price of approximately $463,000. During 1994, construction and operation of a motor banking facility comprised initially of three drive-in lanes was completed.

During 1985, a Subsidiary Bank sold the land and improvements that comprise a banking facility and operations center to a third party and simultaneously leased back the facilities. The initial term is for a fifteen-year period with options to repurchase the facility (including land) in years five, seven and ten of the term of the lease. The minimum lease payments are included in the table above. The gain of approximately $1.2 million on the sale was deferred for financial statement purposes and is being amortized into income over a ten-year period.

NOTE 10 - SHORT-TERM BORROWINGS

Securities sold under agreements to repurchase generally mature within one day to one year from the transaction date. Information relating to these borrowings is shown below:

                                            YEAR ENDED DECEMBER 31,
                                          1994        1993        1992
                                        -------------------------------
                                                 (IN THOUSANDS)
Daily average balance . . . . . . . .   $12,335     $13,837     $14,467
Daily average rate. . . . . . . . . .      4.01%       2.37%       3.03%
Maximum month-end balance . . . . . .   $19,594     $19,068     $20,719
Balance at end of year. . . . . . . .    19,594      12,941      20,719
Average rate on balance at end
  of year . . . . . . . . . . . . . .      4.76%       2.02%       2.22%

At December 31, 1994, Charter had $19,594,000 in securities sold under agreements to repurchase, all of which were transactions effected with existing deposit customers.

Two of Charter's subsidiary banks (Charter National Bank-Houston and University National Bank-Galveston) are members of the FHLB. The FHLB provides advances as a source of funds to each of its members. A portion of the funds used to purchase the residential construction loans from Roosevelt Financial Group on July 1, 1994, as discussed in Note 2, were provided by advances funded on June 30, 1994 from the FHLB. Charter continues to utilize FHLB advances in concert with its daily funds management. Accordingly, at December 31, 1994, there was a $13 million advance outstanding at a prepayable floating rate based on the one month LIBOR plus 10 basis points, due December 30, 1996.

NOTE 11 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                      DECEMBER 31,
                                                    1994         1993
                                                   -------------------
                                                     (IN THOUSANDS)
Parent company-secured borrowing from an
 insurance company . . . . . . . . . . . . . .     $ 2,100     $ 2,300
Parent company-unsecured borrowing from a bank
 holding company . . . . . . . . . . . . . . .      10,000       7,500
Subordinated capital notes of subsidiary
 banks . . . . . . . . . . . . . . . . . . . .       2,750       2,750
Subordinated debenture of Charter Venture
 Group, Inc. . . . . . . . . . . . . . . . . .          --       1,000
                                                   -------     -------
  Total  . . . . . . . . . . . . . . . . . . .     $14,850     $13,550
                                                   =======     =======

The $2,100,000 insurance company loan is secured by 66% of the capital stock of Charter-Houston and a $500,000 life insurance policy on the largest shareholder of Charter. As a result of increases in the net worth of Charter-Houston, portions of the securities pledged may be released; however, 51% of the common stock of Charter-Houston must be pledged at all times. The loan bears interest at 10-7/8% payable quarterly and, pursuant to a renegotiation of terms that took place during 1991, is repayable in annual installments of $200,000 in 1995 through 1997, with a final payment of $1,500,000 due when the loan matures on December 1, 1998. Terms of the loan agreement specify a minimum voting control requirement for the largest shareholder of Charter, minimum net worth requirements, dividend restrictions and other customary covenants. Pursuant to such dividend restrictions, at December 31, 1994, approximately $2,306,000 of the consolidated retained earnings were available for the payment of dividends on common stock.

The subordinated capital notes of the Subsidiary Banks represent unsecured obligations which are subordinated to depositors and other creditors. These notes contain several restrictive covenants, including limitations on funded debt which may be incurred and specified capital requirements. During the second quarter of 1990, Charter reduced the aggregate principal balance of the subordinated capital notes of the Subsidiary Banks from $5,122,000 to $2,750,000, and extended the remaining term to maturity of the unpaid capital notes from 1992 to 1997. The notes bear interest payable quarterly at a floating rate of prime plus one-half percent (prime rate was 8.5% at December 31, 1994).

Unsecured bank holding company debt in the amount of $7,500,000 matures April 2005 and bears interest at 7.2% per annum, payable semiannually. Unsecured bank holding company debt in the amount of $2,500,000 matures April 2006 and bears interest at 8.11% per annum, payable semiannually.

The $1,000,000 subordinated debenture guaranteed by the Small Business Administration was paid March 31, 1994.

Aggregate future principal payments on long-term debt as of December 31, 1994, are as follows:

YEAR ENDING                                           BANK
DECEMBER 31,                             CHARTER   SUBSIDIARIES   TOTAL
-----------------------------------------------------------------------
                                                   (IN THOUSANDS)
 1995. . . . . . . . . . . . . . . . .   $   200      $   --     $   200
 1996. . . . . . . . . . . . . . . . .       200          --         200
 1997. . . . . . . . . . . . . . . . .       200       2,750       2,950
 1998. . . . . . . . . . . . . . . . .     1,500          --       1,500
 1999. . . . . . . . . . . . . . . . .        --          --          --
 Thereafter. . . . . . . . . . . . . .    10,000          --      10,000
                                         -------      ------     -------
   Total . . . . . . . . . . . . . . .   $12,100      $2,750     $14,850
                                         =======      ======     =======

NOTE 12 - MANDATORY CONVERTIBLE SUBORDINATED DEBENTURES

Effective October 24, 1983, Charter sold $1,540,000 of mandatory convertible subordinated debentures ("Debentures") to existing shareholders. The Debentures are convertible into either Common Stock or Class B Special Common Stock of Charter (at the option of the holder at the time of purchase) and are callable by Charter. The Debentures bear interest at the rate of 3/4 of 1% less than the average of the prior six-months ninety-day Treasury bill auction rates or 1-1/4% less than such rate for those Debentures convertible into Class B Special Common Stock, subject in both cases to a maximum rate of 12% and a minimum rate of 7%. Interest is payable semiannually and the Debentures matured March 31, 1994, and were converted to Common Stock or Class B Special Common Stock depending upon the class of Debentures purchased. The conversion price of the Debentures, as adjusted for a stock split subsequent to issuance and the 5% stock dividends paid on September 30, 1993 and August 10, 1992, was $14.40 through September 30, 1989, $16.20 through July 31, 1992, and $15.43 through September 30, 1993, and $14.70 thereafter through maturity.

At December 31, 1994 and December 31, 1993, Charter had outstanding none and $257,000, respectively, of the Debentures. The reduction in the original principal amount of outstanding Debentures was due to the conversion of $1,181,000 of Debentures into 57,644 shares of Common Stock and 91,804 shares of Class B Special Common Stock. The conversion was pursuant to an exchange offer made solely to existing holders of the Debentures with an effective conversion date of May 31, 1990. On March 31, 1994, the outstanding balance of the Debentures matured and 18,040 shares of Common Stock and 19 shares of Class B Special Common Stock were issued. Further reference is made to the section on page 28 entitled "Capital Resources" as it relates to this note.

NOTE 13 - CAPITAL STOCK

PREFERRED STOCK

There are 400,000 shares of $50 par value preferred stock authorized, of which 200,000 shares are authorized to be issued in the initial series, 60,000 shares are authorized to be issued in a second series designated as Series B Nonvoting Cumulative Convertible Preferred Stock ("Series B Preferred Stock") and 60,000 shares are authorized to be issued in a third series designated as Series C Nonvoting Cumulative Preferred Stock ("Series C Preferred Stock").

At December 31, 1994 and 1993, 14,201 shares of the initial series were outstanding. The reduction in the number of outstanding shares of the initial series resulted from the acquisition of three shares by Charter-Houston in partial satisfaction of a loan obligation. The holders of the initial series are entitled to receive cumulative semiannual dividends at the annual rate of 8%. At December 31, 1994, there were no accumulated and unpaid dividends on the initial series of preferred stock. Each share carries one vote. During 1985 the shares became redeemable at par value plus accrued but unpaid dividends at the option of the Board of Directors of Charter, subject to receipt of prior approval from the Federal Reserve Board.
 None of the shares have been redeemed.

At December 31, 1994 and 1993, there were no shares of Series B Preferred
Stock issued and outstanding.   On December 17, 1986, 60,000 shares were
originally issued to NationsBank Corporation, Charlotte, North Carolina ("NationsBank") for cash consideration of $6,000,000. The reduction in the amount of outstanding Series B Preferred Stock was due to (i) the August 1, 1990 conversion of 18,667 shares of Series B Preferred Stock into 282,382 shares of Common Stock and 9,210 shares of Series C Special Common Stock and
(ii) the September 30, 1992 conversion of 41,333 shares of Series B Preferred Stock into 652,919 shares of Common Stock and 21,294 shares of Series C Special Common Stock.

The entire series of Series C Preferred Stock designated by the Board of Directors of Charter comprises 60,000 authorized but unissued shares of Series C Preferred Stock . The powers, preferences and rights of the Series C Preferred Stock are substantially similar to those of the Series B Preferred Stock, provided that the Series C Preferred Stock is nonconvertible.

The liquidation preference of the initial series of preferred stock is its par value plus accrued unpaid dividends. The liquidation preference of the Series B Preferred Stock is its purchase price of $100 per share plus accumulated and unpaid dividends and interest. The liquidation preference of the Series C Preferred Stock is its stated value of $100 per share plus accrued but unpaid dividends and interest.

COMMON STOCK AND SPECIAL COMMON STOCK

There are 12,000,000 shares of $1 par value Common Stock authorized and 300,000 shares of $1 par value Special Common Stock authorized. The authorized shares of Common Stock were increased from 6,000,000 to 12,000,000 shares pursuant to an amendment to the articles of incorporation of Charter approved at the 1992 annual meeting of shareholders. Pursuant to the articles of incorporation of Charter, the Board of Directors has created two series of Special Common Stock: 250,000 shares have been designated "Class B Special Common Stock" and 50,000 shares have been designated "Series C Special Common Stock." At December 31, 1994 and 1993, there were 5,773,216 and 5,481,153 shares, respectively, of Common Stock issued and outstanding; 209,261 and 199,282 shares, respectively, of Class B Special Common Stock issued and outstanding; and 47,160 and 44,915 shares, respectively, of Series C Special Common Stock issued and outstanding. The increase in the outstanding shares of Common Stock and Special Common Stock was due to
(i) October 31, 1994 payment of a 5% stock dividend resulting in the issuance of 282,769, 9,960 and 2,245 shares of common stock, class B Special Common Stock and Series C Special Common Stock respectively, (ii) the March 31, 1994 mandatory conversion of outstanding Debentures resulting in the issuance of 18,040 shares of Common Stock and 19 shares of Class B Special Common Stock,
(iii) the September 30, 1993 payment of a 5% stock dividend resulting in the issuance of 268,472, 9,484 and 2,138 shares of Common Stock, Class B Special Common Stock and Series C Special Common Stock, respectively, (iv) the August 10, 1992 payment of a 5% stock dividend resulting in the issuance of 224,589, 9,030 and 1,203 shares of Common Stock, Class B Special Common Stock and Series C Special Common Stock, respectively, and (v) the September 30, 1992 conversion of 41,333 shares of Series B Preferred Stock into 652,919 shares of Common Stock and 21,294 shares of Series C Special Common Stock. The holders of Special Common Stock are entitled to dividends at a rate equal to the rate of the dividend paid on Common Stock, except that dividends on Class B Special Common Stock are limited to one-half the dividend rate on Common Stock for five years from original issuance. The Common Stock carries one vote per share and the Special Common Stock carries fourteen votes per share. The Series C Special Common Stock is identical in all respects to the Class
B Special Common Stock, except that it is convertible on a share-for-share basis into Common Stock and it is not subject to the five-year dividend restriction on the Class B Special Common Stock described above. The Board of Directors of Charter is authorized to establish voting rights, dividend rights, preferences in liquidation and other aspects with respect to the Special Common Stock, which is issuable in series.

TREASURY STOCK

In the third quarter of 1988, Charter-Houston acquired 148,810 shares of Charter's Common Stock and $90,000 in principal amount of Debentures as partial satisfaction of a loan obligation. The treasury stock was acquired at a cost of $4.25 per share which approximated common book value per share at the time of acquisition. On December 30, 1988, Charter issued 39,808 shares of such treasury stock at a price of approximately $4.10 per share in exchange for the outstanding minority common stock of Charter-Houston, resulting in Charter becoming the owner of 100% of the capital stock of Charter-Houston, rather than of 99.1% as previously had been the case. In the second quarter of 1989, Charter-Houston acquired an additional 6,000 shares of Charter's Common Stock as partial satisfaction of a loan obligation. This treasury stock was acquired at a cost of $4.00 per share, which approximated common book value at the time of acquisition. Effective May 31, 1990, the $90,000 in principal amount of Debentures held by Charter-Houston was converted into 11,405 shares of Common Stock pursuant to the conversion offer as discussed in Note 12. During the second quarter of 1992, Charter- Houston acquired 20,106 shares of Charter's Common Stock as partial satisfaction of two unrelated loan obligations. This treasury stock was acquired at a cost of $156,000, which approximated current market value at the times of acquisition. On October 31, 1994, September 30, 1993 and August 10, 1992, 8,107, 7,691 and 7,325 shares, respectively, of Common Stock were issued to Charter- Houston with respect to the above described treasury stock pursuant to a 5% stock dividend paid to holders of record of Charter's common stock as of October 15, 1994, September 15, 1993 and July 31, 1992.

NOTE 14 - INCOME TAXES

Effective January 1, 1993, Charter provides for income taxes in accordance with SFAS No. 109. The components of income tax expense (benefit) consist of the following:

                                            YEAR ENDED DECEMBER 31,
                                          1994       1993       1992
                                         ---------------------------
                                                (IN THOUSANDS)
Current portion - expense (benefit):
  Federal. . . . . . . . . . . . . . .   $1,804     $  101     $ 303
  State  . . . . . . . . . . . . . . .       --         --      (167)
                                         ------     ------     -----
Deferred portion - expense (benefit):
  Federal. . . . . . . . . . . . . . .    1,957      1,234        --
  State. . . . . . . . . . . . . . . .       --        (30)       --
                                         ------     ------     -----
Total Income Tax Expense . . . . . . .   $3,761     $1,305     $ 136
                                         ======     ======     =====

Federal income tax expense differs from the amount computed by applying the statutory federal income tax rate to earnings before income taxes for the reasons set forth in the following table:

                                                   YEAR ENDED DECEMBER 31,
                                                 1994       1993       1992
                                                 ---------------------------
                                                       (IN THOUSANDS)
Income tax expense at statutory rate . . . . . . $3,892   $ 2,887    $ 2,305
Increase (decrease) in taxes resulting from:
  Utilization of operating loss carryforwards. .     --    (1,438)    (2,177)
  Tax-exempt interest income . . . . . . . . . .    (19)       (3)        (5)
  Amortization of intangibles. . . . . . . . . .     59        49        152
  Non-deductible expenses. . . . . . . . . . . .     58        18         19
  Other, net . . . . . . . . . . . . . . . . . .   (229)     (178)         9
                                                 ------   -------    -------
    Total  . . . . . . . . . . . . . . . . . . . $3,761   $ 1,335    $   303
                                                 ======   =======    =======

Deferred income taxes and benefits are provided for differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Significant deferred tax assets and liabilities at December 31, 1994 and 1993 are as follows:

                                                    1994        1993
                                                   ------------------
                                                     (IN THOUSANDS)
Deferred tax assets:
  Allowance for credit losses. . . . . . . . . .   $1,457      $1,431
  Allowance for other real estate losses . . . .      810         822
  Allowance for securities losses. . . . . . . .      126         118
  Other. . . . . . . . . . . . . . . . . . . . .      155         194
                                                   ------      ------
    Total deferred tax assets  . . . . . . . . .    2,548       2,565
                                                   ------      ------
Deferred tax liabilities:
  Depreciable assets . . . . . . . . . . . . . .      361         552
  Unrealized loss on securities available
   for sale  . . . . . . . . . . . . . . . . . .      781         543
  Amortization of certain intangible assets. . .      432          69
  Other. . . . . . . . . . . . . . . . . . . . .       75          35
                                                   ------      ------
    Total deferred tax liabilities . . . . . . .    1,649       1,199
                                                   ------      ------
Net deferred asset before valuation allowance. .      899       1,366
                                                   ------      ------
Valuation allowance. . . . . . . . . . . . . . .       --         237
                                                   ------      ------
  Net Deferred Tax Asset . . . . . . . . . . . .   $  899      $1,129
                                                   ======      ======

As discussed in Note 1, Summary of Significant Accounting and Reporting Policies, SFAS No. 109 was adopted effective as of the beginning of fiscal year 1993. Management elected to adopt this statement on a prospective basis, and therefore, prior years' financial statements were not restated to apply the provisions of SFAS No. 109.

SFAS No. 109, "Accounting for Income Taxes," was adopted by Charter effective January 1, 1993. The new standard provides for a deferred tax asset to be recognized for the estimated future tax effects attributable to temporary differences and carryforwards. The principal effect is to allow a tax benefit for cumulative book loss reserves in excess of tax reserves. SFAS No. 109 provides that deferred tax assets may be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has measured the total deferred tax asset for deductible temporary differences using the applicable tax rate (currently at 34% for all future periods) and measured the deferred tax assets for each type of tax credit carry forward and determined that a total deferred tax asset of $3,300,000 should be realized as of January 1, 1993. Management further reduced these deferred tax assets by a valuation allowance of $350,000, based upon the weight of available evidence, and determined that a net deferred tax asset of approximately $2,950,000 should be realized as of January 1, 1993. The adoption of SFAS No. 109 has been reported as the effect of a change in accounting principle.

Income earned subsequent to the application of this statement will be reduced by the amount of any tax benefit that may have been recognized from the utilization of deductible temporary differences under SFAS No. 96, which was applied by Charter from January 1, 1989 through December 31, 1992.

On October 1, 1987, Charter purchased from the Federal Deposit Insurance Corporation ("FDIC") certain assets and insured deposits of a failed Houston bank, Western Bank-Westheimer ("Western Bank"). Charter paid the FDIC a premium of $4,055,000. Previously, this premium had been recorded as an intangible asset and amortized over ten years on a straight-line basis for financial reporting purposes. Due to uncertainties prior to the recent decision by the U.S. Supreme Court, the amortization of this intangible asset had not been deducted as a business expense on Charter's tax returns or in its computations for book federal income tax expenses. Charter has engaged the services of outside valuation experts to assist management in determining the value and the useful life of this core deposit intangible. This valuation study was completed in October 1993, and it supports management's conclusion that the original purchase premium of $4,055,000 is deductible over its determined useful life. The remaining $1.6 million core deposit intangible associated with this acquisition was fully amortized in accordance with the revised estimated useful life established by the valuation study. A corresponding tax benefit for the entire premium of $4.055 million, or $1.379 million after applying a 34% tax rate, was recognized in the third quarter of 1993.

Charter files a consolidated federal income tax return with its subsidiaries. The federal income tax credit for the parent company reflected in Note 19 represents the excess of amounts payable by subsidiaries in lieu of paying federal income taxes on a separate return basis over the taxes of Charter and subsidiaries on a consolidated return basis.

NOTE 15 - PROFIT-SHARING TRUST AND PLAN

The profit-sharing trust and plan includes all full-time employees. Contributions to the plan are made at the discretion of the Board of Directors. Total profit-sharing expense for the years ended 1994, 1993 and 1992 was $295,000, $271,000 and $230,000, respectively.

During 1987 Charter adopted and incorporated into its profit-sharing plan a thrift plan qualified pursuant to Section 401(k) of the Internal Revenue Code. Under the thrift plan an employee, after specified periods of service, may contribute up to 6% of his or her base compensation, which amount then may be matched up to 100% by the employer. Amounts needed to fund this matching contribution, which through December 31, 1987 was set at 40% and as of January 1, 1988, was set at 25% of the employee's contribution, are drawn first from amounts retained in the plan due to employee forfeitures. Accordingly, because such forfeitures covered all or part of the amount of such matching contributions, approximately $68,000, $39,000 and $36,000 in matching contributions were charged to expenses in 1994, 1993 and 1992, respectively.

NOTE 16 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business Charter is a party to various financial instruments with off-balance sheet risk to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit and interest rate future contracts. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. The contract or notional amounts of those instruments reflect the extent of the involvement Charter has in particular classes of financial instruments.

Charter's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Charter uses the same credit policies in making these commitments and conditional obligations as it does for on-balance sheet instruments. For interest rate caps and floors, the contract or notional amounts do not represent exposure to credit loss. Charter is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments but does not expect any counterparties to fail to meet their obligations. The credit exposure of derivatives is represented by the fair value of contracts with a positive fair value at the reporting date.

The following is a summary of the various off-balance sheet financial instruments entered into by Charter:


                                                            DECEMBER 31,
                                                      1994                1993
                                                 ----------------------------------
                                                   CONTRACT OR        CONTRACT OR
                                                 NOTIONAL AMOUNT    NOTIONAL AMOUNT
                                                 ----------------------------------
                                                           (IN THOUSANDS)
Financial instruments whose contract
 amounts represent credit risk:
   Unfunded commitments to extend credit . . . . .   $ 90,803           $41,371
   Standby letters of credit . . . . . . . . . . .      7,732             4,165

Financial instruments whose notional or
 contract amounts exceed the amount of
 credit risk:
   Interest rate caps and floors . . . . . . . . .   $110,000           $90,000
                                                     --------           -------


Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash requirements. Management of Charter evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary, upon extension of credit is based on management's credit evaluation of the counterparty.

Standby letters of credit are conditional commitments issued by the Subsidiary Banks to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to its customers.

Realized and unrealized gains and losses on interest rate caps and floors designated and effective as hedges of interest rate exposure are deferred and recognized as interest income or interest expense over the lives of the hedged assets or liabilities.

NOTE 17 - LEGAL FEES AND CONTINGENCIES

Various lawsuits are pending against Charter's subsidiaries. Management of Charter, after reviewing these lawsuits with outside counsel, considers that the aggregate liabilities, if any, will not be material to the consolidated financial statements.

NOTE 18 - DIVIDENDS FROM SUBSIDIARIES

Dividends paid by the Subsidiary Banks are subject to restrictions by certain regulatory agencies. There was approximately $5,047,000 available for payment of dividends at December 31, 1994, by the Subsidiary Banks under these restrictions. Undistributed earnings of the Subsidiary Banks included in retained earnings of Charter (parent company only) were $12,741,000 at December 31, 1994.

NOTE 19 - PARENT COMPANY FINANCIAL INFORMATION

The following are parent company only condensed balance sheets as of December 31, 1994 and 1993, condensed statements of earnings and cash flows for each of the three years in the period ended December 31, 1994:

CONDENSED BALANCE SHEETS
(Parent Company Only)


                                                         DECEMBER 31,
                                                     1994          1993
                                                     --------    --------
                                                        (IN THOUSANDS)
Assets
  Investments in subsidiaries:
    Bank subsidiaries . . . . . . . . . . . . . . .  $44,203     $48,620
    Non-bank subsidiaries . . . . . . . . . . . . .        8           6
  Cash and cash equivalents with subsidiary banks .   19,162       8,485
  Investment securities . . . . . . . . . . . . . .      165         165
  Other assets. . . . . . . . . . . . . . . . . . .    1,373       1,420
                                                     -------     -------
Total Assets. . . . . . . . . . . . . . . . . . . .  $64,911     $58,696
                                                     =======     =======

Liabilities and Shareholders' Equity
Liabilities:
  Accrued expenses and other liabilities. . . . . .  $ 3,923     $ 2,858
  Long-term debt. . . . . . . . . . . . . . . . . .   12,100       9,800
  Mandatory convertible subordinated debentures
   constituting regulatory capital. . . . . . . . .     --           266
                                                     -------     -------
    Total Liabilities . . . . . . . . . . . . . . .   16,023      12,924
                                                     -------     -------
Shareholders' Equity (1). . . . . . . . . . . . . .   48,888      45,772
                                                     -------     -------
Total Liabilities and Shareholders' Equity. . . . .  $64,911     $58,696
                                                     =======     =======

(1) Excluding the effect of the net unrealized loss on securities available for sale of $3,352,000, shareholders' equity would have been $52,240,000 at December 31, 1994.


CONDENSED STATEMENTS OF EARNINGS
(Parent Company Only)

                                              YEAR ENDED DECEMBER 31,
                                             1994       1993        1992
                                           -------     -------     -------
                                                  (IN THOUSANDS)
Income:
  Dividends from bank subsidiaries . . .   $ 9,128     $ 7,052     $ 3,797
  Interest income. . . . . . . . . . . .       427         139         139
  Management fee income. . . . . . . . .     2,430       2,177       2,065
  Other. . . . . . . . . . . . . . . . .         7          28          43
                                           -------     -------     -------
    Total Income . . . . . . . . . . . .    11,992       9,396       6,044
                                           -------     -------     -------
Expenses:
  Interest . . . . . . . . . . . . . . .       933         685         401
  Employee compensation. . . . . . . . .     1,681       1,717       1,484
  Depreciation and amortization costs. .        98         100         101
  Other operating expenses . . . . . . .     1,039         882       1,149
                                           -------     -------     -------
    Total Expenses . . . . . . . . . . .     3,751       3,384       3,135
                                           -------     -------     -------
Earnings Before Income Tax (Benefit) and
  Equity in Undistributed Earnings of
   Subsidiaries. . . . . . . . . . . . .     8,241       6,012       2,909
  Income tax expense (benefit) . . . . .      (349)     (1,505)     (1,014)
                                           -------     -------     -------
Earnings Before Equity in Undistributed
 Earnings of  Subsidiaries . . . . . . .     8,590       7,517       3,923
                                           -------     -------     -------
Equity in Undistributed Earnings of
 Subsidiaries. . . . . . . . . . . . . .      (904)        689       2,722
                                           -------     -------     -------
   Net Earnings. . . . . . . . . . . . .   $ 7,686     $ 8,206     $ 6,645
                                           =======     =======     =======

CONDENSED STATEMENTS OF CASH FLOWS
(Parent Company Only)

                                                    YEAR ENDED DECEMBER 31,
                                                   1994       1993        1992
                                                 --------    -------     -------
                                                        (IN THOUSANDS)
Cash flows from operating activities:
  Net earnings . . . . . . . . . . . . . . . . . $  7,686    $ 8,206     $ 6,645
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depreciation and amortization. . . . . . . .       98        100         101
    Provisions for possible asset losses . . . .      344        (30)        302
    Net (increase) decrease in other assets
     and interest receivable . . . . . . . . . .     (280)    (1,278)        473
    Net increase (decrease) in other
     liabilities and interest payable. . . . . .      752        880         178
  Equity in undistributed earnings of
   subsidiaries. . . . . . . . . . . . . . . . .      904       (689)     (2,722)
                                                 --------    -------     -------
    Total Adjustments. . . . . . . . . . . . . .    1,818     (1,017)     (1,668)
                                                 --------    -------     -------
      Net Cash Provided by Operating
       Activities. . . . . . . . . . . . . . . .    9,504      7,189       4,977
                                                 --------    -------     -------
Cash flows from investing activities:
  Net (increase) decrease in interest-bearing
   deposits. . . . . . . . . . . . . . . . . . .    1,000        392         590
  Proceeds from maturities of investment
   securities. . . . . . . . . . . . . . . . . .   (1,003)        --          --
  Purchase of investment securities. . . . . . .       --         --          --
  Capital expenditures . . . . . . . . . . . . .      (11)       (18)         (8)
  Increase in investments in subsidiaries. . . .       --     (9,678)         (1)
                                                 --------    -------     -------
      Net Cash Provided by (Used in) Investing
       Activities. . . . . . . . . . . . . . . .      (14)    (9,304)        581
                                                 --------    -------     -------
Cash flows from financing activities:
  Increase in long-term debt . . . . . . . . . .    2,500      7,500          --
  Payment of long-term debt. . . . . . . . . . .     (200)    (1,461)       (246)
  Payment of preferred dividends . . . . . . . .      (57)       (57)     (2,060)
  Payment of common dividends. . . . . . . . . .   (1,055)    (1,015)         --
                                                 --------    -------     -------
      Net Cash Provided by (Used in) Financing
       Activities. . . . . . . . . . . . . . . .    1,188      4,967      (2,306)
                                                 --------    -------     -------
Net Increase in Cash and Cash Equivalents. . . .   10,678      2,852       3,252
                                                 --------    -------     -------
Cash and Cash Equivalents at Beginning of
 Period. . . . . . . . . . . . . . . . . . . . .    8,485      5,633       2,381
                                                 --------    -------     -------
Cash and Cash Equivalents at End of Period . . . $ 19,163    $ 8,485     $ 5,633
                                                 ========    =======     =======
Supplemental disclosure:
  Interest paid. . . . . . . . . . . . . . . . .  $   906    $   616     $   406
  Net income taxes paid. . . . . . . . . . . . .      800      1,305         264

                                      55

NOTE 20 - EARNINGS PER COMMON SHARE

Earnings per common share are computed in the following table. All per share figures and weighted average shares outstanding have been adjusted for the 5% stock dividends paid on October 31, 1994, September 30, 1993 and August 10, 1992.


                                                      YEAR ENDED DECEMBER 31,
                                                   1994         1993         1992
                                                 ---------    ---------    --------
                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Earnings before cumulative effect of a
 change in accounting principle. . . . . . . .   $   7,686    $   5,256    $  6,645
Cumulative effect on prior years of a
 change in accounting for income taxes . . . .       --           2,950          --
                                                 ---------    ---------    --------
Net earnings . . . . . . . . . . . . . . . . .       7,686        8,206       6,645
                                                 ---------    ---------    --------
Less preferred dividend requirements:
Preferred stock, initial series. . . . . . . .          57           57          57
  Series B preferred stock . . . . . . . . . .          --           --         191
                                                 ---------    ---------    --------
     Total preferred dividend requirements . .          57           57         248
                                                 ---------    ---------    --------
Primary earnings applicable to common
 shareholders. . . . . . . . . . . . . . . . .       7,629        8,149       6,397
Interest expense on debentures . . . . . . . .           4           19          19
Assumed conversion of Series B preferred
 stock eliminating dividends thereon . . . . .          --           --         191
                                                 ---------    ---------    --------
Fully diluted earnings applicable to common
 shareholders. . . . . . . . . . . . . . . . .   $   7,633    $   8,168    $  6,607
                                                 =========    =========    ========
Primary earnings per common share:
  Earnings before cumulative effect of a
   change in accounting principle. . . . . . .   $    1.27    $    0.86    $   1.17
  Cumulative effect of a change in accounting
   for income taxes. . . . . . . . . . . . . .          --         0.49          --
                                                 ---------    ---------    --------
  Net earnings . . . . . . . . . . . . . . . .   $    1.27    $    1.35    $   1.17
                                                 =========    =========    ========
Fully diluted earnings per common share:
  Earnings before cumulative effect of a
   change in accounting principle. . . . . . .   $    1.27    $    0.86    $   1.10
  Cumulative effect of a change in accounting
   for income taxes. . . . . . . . . . . . . .          --         0.49          --
                                                 ---------    ---------    --------
  Net earnings . . . . . . . . . . . . . . . .   $    1.27    $    1.35    $   1.10
                                                 =========    =========    ========
Weighted average common shares outstanding:
  Primary. . . . . . . . . . . . . . . . . . .   6,025,389    6,011,283   5,476,604
  Fully diluted  . . . . . . . . . . . . . . .   6,029,637    6,029,514   5,996,214


Primary earnings per common share amounts are computed by dividing net earnings less current period preferred dividends by the weighted average number of common shares outstanding during the period. Fully diluted earnings per share amounts are similarly computed but include, except as described below, the pro forma effect from conversion of Charter's other potentially dilutive securities. All of the remaining issued shares of Series B preferred stock were converted into an aggregate of 674,212 shares of common stock and Series C special common stock effective September 30, 1992. Accordingly, for the year ended December 31, 1992, the indicated fully diluted earnings per share amount is calculated assuming the conversion of the Series B preferred stock as of the beginning of the period.

NOTE 21 - SUMMARY OF QUARTERLY FINANCIAL INFORMATION

The following quarterly financial information is unaudited. However, in the opinion of management, the information fairly presents the financial condition and results of operations for such periods. All per share figures and weighted average shares outstanding have been adjusted for the 5% stock dividends paid on October 31, 1994 and September 30, 1993.

Caption>

                                              1994 BY QUARTER                                   1993 BY QUARTER
                                  4TH         3RD          2ND         1ST          4TH         3RD         2ND         1ST
                               ---------   ---------    ---------    ---------   ---------   ---------   ---------   ---------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest Income . . . . . . .  $  12,121   $  12,050    $  10,439    $   9,246   $   9,706   $  10,090   $  10,829   $   8,602
Interest expense. . . . . . .      4,083       3,974        3,388        3,160       3,395       3,613       3,555       3,223
                               ---------   ---------    ---------    ---------   ---------   ---------   ---------   ---------
  Net interest income . . . .      8,038       8,076        7,051        6,086       6,311       6,477       7,274       5,379
Provision for credit losses .         42          82           42           67         252          52         322         285
Non-interest income . . . . .      3,970       4,179        4,049        2,130       2,454       2,308       2,066       1,871
Non-interest expense. . . . .      8,882       8,850        8,278        5,889       5,860       7,674       6,535       6,599
                               ---------   ---------    ---------    ---------   ---------   ---------   ---------   ---------
Earnings before income tax
 expense (benefit). . . . . .      3,084       3,323        2,780        2,260       2,653       1,059       2,483         366
Income tax expense (benefit).        849       1,147        1,008          757         904        (664)        901         164
                               ---------   ---------    ---------    ---------   ---------   ---------   ---------   ---------
Net earnings before effect
 of change in accounting
 principle. . . . . . . . . .      2,235       2,176        1,772        1,503       1,749       1,723       1,582         202
Cumulative effect on prior
 years of a change in
 accounting for income
 taxes. . . . . . . . . . . .         --          --           --           --          --          --          --       2,950
                               ---------   ---------    ---------    ---------   ---------   ---------   ---------   ---------
Net Earnings. . . . . . . . .  $   2,235   $   2,176    $   1,772    $   1,503   $   1,749   $   1,723    $  1,582   $   3,152
                               =========   =========    =========    =========   =========   =========    ========   =========

NET EARNINGS PER COMMON
 SHARE
Weighted average common
 shares outstanding:
  Primary . . . . . . . . . .  6,029,637   6,029,637    6,029,637    6,012,411   6,011,346   6,011,337   6,011,223   6,011,223
  Fully diluted . . . . . . .  6,029,637   6,029,637    6,029,637    6,029,637   6,029,514   6,028,634   6,028,643   6,028,643
Earnings per common share:
  Primary . . . . . . . . . .  $    0.37   $    0.35    $    0.30    $    0.25   $    0.29   $    0.28   $    0.26   $    0.52
  Fully diluted . . . . . . .       0.37        0.35         0.30         0.25        0.29        0.28        0.26        0.52
SELECTED AVERAGES
Total assets. . . . . . . . .  $ 687,345   $ 711,553    $ 672,976    $ 648,992   $ 658,373   $ 653,753   $ 655,110   $ 571,327
Loans-net . . . . . . . . . .    324,924     316,332      250,595      253,091     283,299     281,887     275,789     212,695
Deposits. . . . . . . . . . .    583,134     593,082      587,594      568,880     573,073     577,470     572,306     501,620
Long-term debt. . . . . . . .     14,983      15,050       14,226       13,782      13,874      13,909      11,721       7,770
Shareholders' equity. . . . .     49,281      48,385       48,509       46,582      44,937      43,435      42,056      41,114




NOTE 22 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair values were estimated by management as of December 31, 1994 and 1993, which required considerable judgment. Accordingly, the estimates presented herein are not necessarily indicative of the amounts Charter could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated values presented.

   CASH AND SHORT-TERM INSTRUMENTS - For short-term instruments, the carrying amount is a reasonable estimate of fair value. Short-term instruments include federal funds sold or purchased, securities purchased under agreements to resell, short-term interest-bearing deposits and securities sold under agreements to repurchase.

   SECURITIES AND TRADING ACCOUNT ASSETS - For securities and derivative instruments held for trading purposes (which include bonds, caps and floors) and marketable equity securities held for investment purposes, fair values are based on quoted market prices or dealer quotes. For other securities held as investments, fair value equals quoted market price, if available. In the few instances when market quotations are unavailable, the securities are stated at cost or appraised values as deemed appropriate by management.

   LOANS - The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

   DEPOSIT LIABILITIES - The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates offered as of December 31, 1994 for deposits of similar remaining maturities.

   LONG-TERM DEBT - Rates currently available to Charter for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

   COMMITMENTS TO EXTEND CREDIT, STANDBY LETTERS OF CREDIT, AND FINANCIAL GUARANTEES WRITTEN - The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

   DERIVATIVES - The fair value of derivatives generally reflect the estimated amount Charter would receive or pay to terminate the contracts at the reporting date, thereby taking into account the current unrealized gains or losses of open contracts.

The estimated fair values of Charter's financial instruments were as follows:


                                       DECEMBER 31,           DECEMBER 31,
                                           1994                   1993
                                    ------------------    -------------------
                                    CARRYING     FAIR     CARRYING     FAIR
                                     AMOUNT      VALUE     VALUE       VALUE
                                    --------     -----    --------   --------
                                                 (IN THOUSANDS)
Financial Assets:
  Cash and short-term investments.  $ 73,170   $ 73,170   $ 72,365   $ 72,365
  Securities . . . . . . . . . . .   280,314    271,869    283,729    286,682
  Loans  . . . . . . . . . . . . .   343,761    342,116    290,674    292,602
                                    --------   --------   --------   --------
  Less: allowance for loan losses.     4,446      4,446      4,616      4,616
                                    --------   --------   --------   --------
    Loans, net . . . . . . . . . .   339,315    337,670    286,058    287,986

Financial Liabilities:
  Deposits . . . . . . . . . . . .   616,880    615,695    588,754    589,794
  Securities sold under agreements
   to repurchase . . . . . . . . .    33,594     33,594     12,941     12,941
  Long-term debt and Debentures. .    14,850     13,443     13,550     12,133
                                    --------   --------   --------   --------
Unrecognized financial instruments:
  Commitments to extend credit . .    90,803     90,803     41,371     41,371
  Standby letters of credit. . . .     7,732      7,732      4,165      4,165

Instruments with off-balance sheet
 risk - unrealized gain (loss):
  Interest rate caps and floors. .                $(640)             $    114


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(Incorporated by reference to the sections entitled "Election of Directors" and "Executive Officers" of Charter's Proxy Statement for its 1995 Annual Meeting of Shareholders to be held April 27, 1995.)

ITEM 11.  EXECUTIVE COMPENSATION

(Incorporated by reference to the sections entitled "Executive Compensation," "Compensation Committee Report on Executive Compensation," and "Comparative Performance Graph" of Charter's Proxy Statement for its 1995 Annual Meeting of Shareholders to be held April 27, 1995.)

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(Incorporated by reference to the sections entitled "Voting Stock and Principal Holders" and "Stock Ownership" of Charter's Proxy Statement for its 1995 Annual Meeting of Shareholders to be held April 27, 1995.)

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(Incorporated by reference to the section entitled "Transactions with Management" of Charter's Proxy Statement for its 1995 Annual Meeting of Shareholders to be held April 27, 1995.)

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K


      (A)  List of documents filed as part of this report

   (A)(1)  Independent Auditors' Report

           Charter Bancshares, Inc. and Subsidiaries Consolidated Financial Statements:
           Consolidated Balance Sheets as of December 31, 1994 and 1993
           Consolidated Statements of Earnings - Years Ended December 31, 1994, 1993 and 1992
           Consolidated Statements of Changes in Shareholders' Equity - Years Ended December 31, 1994, 1993 and 1992
           Consolidated Statements of Cash Flows - Years Ended December 31, 1994, 1993 and 1992
           Notes to Consolidated Financial Statements

   (A)(2)  No financial statement schedules are required to be filed as a part of this report.



                                                          PAGE NUMBER OR INCORPORATION BY REFERENCE TO
                                                   ----------------------------------------------------------
(A)(3)(i)  Restated Articles of Incorporation      Exhibit 3(a) to report on Form 10-K for fiscal year ended
           (with Amendment)                        December 31, 1992, file no. 0-13496

     (ii)  Restated Bylaws                         Exhibit 3(b) to report on Form 10 for fiscal year ended
                                                   December 31, 1984, file no. 0-13496

   (A)(4)  Instruments defining the rights of
           security holders:

     4(a)  Specimen stock certificate, Common      Exhibits 4(a), 4(b) and 4(c) to report on Form 10 for
           Stock, par value $1.00                  fiscal year ended December 31, 1984, file no. 0-13496

     4(b)  Specimen stock certificate, Class B
           Special Common Stock, par value $1.00



                                                          PAGE NUMBER OR INCORPORATION BY REFERENCE TO
                                                   ----------------------------------------------------------
     4(c)  Specimen stock certificate, Pre-
           ferred Stock, initial series, par
           value $50.00

     4(d)  Investment Agreement by and between      Exhibit 4(a) to report on Form 8-K
           Charter and NCNB Corporation ("NCNB")    dated as of December 17, 1986 file no. 0-13496
           dated December 17, 1986,

     4(e)  Registration Rights Agreement be-       Exhibit 4(c) to report on Form 8-K
           tween Charter and NCNB dated as of      dated December 17, 1986, file no. 0-13496
           December 17, 1986

     4(f)  Investment Agreement by and between     Exhibit 4(a) to report on Form 10-Q
           Charter and NCNB dated as of Novem-     for the quarter ended Septem-
           ber 6, 1987                             ber 30, 1987, file no. 0-13496

     4(g)  Registration Rights Agreement be-       Exhibit 4(b) to report on Form 10-Q
           tween Charter and NCNB dated as of      for the quarter ended Septem-
           November 6, 1987                        ber 30, 1987, file no. 0-13496

     4(h)  Letter Agreement between Charter and    Exhibit 4(h) to report on Form 10-K
           NationsBank Corporation dated May 15,   for fiscal year ended Decem-
           1992.                                   ber 31, 1993, File No. 0-13496

     4(i)  $7.5 million Subordinated Debenture     Exhibit 4(i) to report on Form 10-K
           Due April 19, 2005                      for fiscal year ended December 31,
                                                   1993, File No. 0-13496

     4(j)  $2.5 million Subordinated Debenture     Exhibit 4(j) (attached)
           Due April 8, 2006

  (A)(10)  Material Contracts

    10(a)  Profit-Sharing Plan                     Exhibit 10(a) to report on Form 10-K
                                                   for fiscal year ended December
                                                   31, 1987, file no. 0-13496

    10(b)  1991 Charter Bancshares, Inc. Stock     Exhibit 10(b) to report on Form 10-K
           Appreciation Rights Plan                for fiscal year ended December
                                                   31, 1990, file no. 0-13496

    10(c)  Management Incentive Compensation Plan  Exhibit 10(c) to report on Form 10-K or fiscal year ended December
                                                   31, 1990, file no. 0-13496

  (A)(21)  Subsidiaries of Registrant              Page E-1


      (B)  Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter ended December 31, 1994.
           A Form 8-K was filed January 24, 1995 to announce the acquisition of West Loop Savings and Loan Association that was consummated on January 10, 1995.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CHARTER BANCSHARES, INC.

Date: March 23, 1995                By      /s/ Jerry E. Finger
      --------------                   -------------------------------
                                                Jerry E. Finger
                                                Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                                         CAPACITY
                                                                         --------
Date:  March 23, 1995    By   /s/ Andrew M. Alexander              Director
       --------------       ----------------------------------
                                 Andrew M. Alexander

Date:  March 23, 1995    By   /s/ Donald R. Collins                Director
       --------------       ----------------------------------
                                  Donald R. Collins

Date:  March 23, 1995    By   /s/ Winston C. Davis                 Senior Vice President
       --------------       ----------------------------------     and Director
                                  Winston C. Davis

Date:  March 23, 1995    By   /s/ Jerry E. Finger                  President, Chairman and
       --------------       ----------------------------------     Director (Principal Executive
                                  Jerry E. Finger                  Officer)

Date:  March 23, 1995    By   /s/ Frank L. Gentry                  Director
       --------------       ----------------------------------
                                  Frank L. Gentry

Date:  March 23, 1995    By   /s/ William M. Hatten                Director
       --------------       ----------------------------------
                                  William M. Hatten

Date:  March 23, 1995    By   /s/ R. Steve Letbetter               Director
       --------------       ----------------------------------
                                  R. Steve Letbetter

Date:  March 23, 1995    By   /s/ Herschel G. Maltz                Director
       --------------       ----------------------------------
                                  Herschel G. Maltz

Date:  March 23, 1995    By   /s/ William S. Shropshire, Jr.       Senior Vice President, Chief Financial
       --------------       ----------------------------------     Officer and Treasurer (Principal
                                  William S. Shropshire, Jr.       Financial and Accounting Officer)

Date:  March 23, 1995    By   /s/ W. J. Smith, Jr.                 Director
       --------------       ----------------------------------
                                  W. J. Smith, Jr.
