Form 10-Q
period 1995-03-31
CHARTER BANCSHARES INC
filed 1995-05-15
CIK 718607

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q
(MARK ONE)

     X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   -----  EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1995

                               OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                      Commission File Number  :  0-13496
                                                 -------

                           CHARTER BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)

              TEXAS                                 74-1967164
   (State or other jurisdiction of    (IRS employer identification number)
    incorporation or organization)

        2600 CITADEL PLAZA DRIVE, SUITE 600, HOUSTON, TEXAS  77008
                  (Address of principal executive offices)

     Registrant's telephone number, including area code:  (713) 692-6121

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 ("Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes  X   No
                      -----    -----

The number of shares outstanding of each class of the registrant's capital stock as of March 31, 1995:

Class of Stock                                  Shares Outstanding
- - - - - - --------------                                  ------------------
COMMON STOCK, PAR VALUE $1.00                       5,773,216
CLASS B SPECIAL COMMON STOCK, PAR VALUE $1.00         209,261
PREFERRED STOCK, $50.00 PAR VALUE, 8% PER ANNUM        14,201

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
CHARTER BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                  MARCH 31,      December 31,
ASSETS                                              1995             1994
                                                 -----------     ------------
                                                       (in thousands)
Cash and due from banks  . . . . . . . . . .      $ 36,527         $ 45,166
Federal funds sold and securities purchased
  under agreements to resell . . . . . . . .         1,510           28,004
Securities held to maturity (fair value of
  $173,312,000 at March 31, 1995, and
  $160,016,000 at December 31, 1994,
  respectively) . . . . . . . . . . . . . . .      177,702          168,461
Securities available for sale (amortized cost
  of $135,396,000 at March 31, 1995, and
  $116,636,000 at December 31, 1994) . . . . .     133,553          111,853
Loans. . . . . . . . . . . . . . . . . . . . .     445,330          343,761
 Less: Allowance for credit losses (Note 2). .       5,426            4,446
                                                  --------         --------
Loans, net . . . . . . . . . . . . . . . . . .     439,904          339,315
Premises and equipment . . . . . . . . . . . .      15,679           14,263
Accrued interest receivable. . . . . . . . . .       5,384            4,212
Other real estate, net (Note 3). . . . . . . .       2,694            1,660
Intangibles assets, net. . . . . . . . . . . .       6,563            4,223
Purchased mortgage servicing rights. . . . . .       2,309            2,371
Other assets . . . . . . . . . . . . . . . . .       3,155            2,870
                                                  --------         --------
TOTAL ASSETS . . . . . . . . . . . . . . . . .    $824,980         $722,398
                                                  --------         --------
                                                  --------         --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Deposits:
  Non-interest-bearing demand. . . . . . . . .    $174,753         $182,686
  Savings. . . . . . . . . . . . . . . . . . .      34,480           34,077
  Interest-bearing demand. . . . . . . . . . .      89,942           93,753
  Money market savings . . . . . . . . . . . .     104,189          101,554
  Time $100,000 and over . . . . . . . . . . .      91,641           94,377
  Time under $100,000. . . . . . . . . . . . .     192,670          110,433
                                                  --------         --------
   Total Deposits. . . . . . . . . . . . . . .     687,675          616,880
                                                  --------         --------
Federal funds purchased and securities sold
under agreements to repurchase . . . . . . . .      36,760           20,594
 Federal Home Loan Bank advances (Note 8). . .      22,617           13,000
 Accrued interest payable. . . . . . . . . . .       1,870            1,168
 Other liabilities . . . . . . . . . . . . . .       8,374            7,018
 Subordinated long-term debt . . . . . . . . .      12,750           12,750
 Other long-term debt. . . . . . . . . . . . .       2,100            2,100
                                                  --------         --------
   Total Liabilities . . . . . . . . . . . . .     772,146          673,510
                                                  --------         --------
Shareholders' Equity (Notes 4 and 5):
 Preferred stock (400,000 shares authorized;
   issued:  14,204 shares in 1995 and 1994). .         710              710
 Common stock (12,000,000 shares authorized;
   issued:  5,943,491 shares in 1995 and
   1994) . . . . . . . . . . . . . . . . . . .       5,944            5,944
 Class B special common stock (250,000 shares
   authorized; issued: 209,261 shares in 1995
   and 1994) . . . . . . . . . . . . . . . . .         209              209
 Series C special common stock (50,000 shares
   authorized; issued: 47,160 shares in 1995
   and 1994) . . . . . . . . . . . . . . . . .          47               47
 Capital surplus . . . . . . . . . . . . . . .      35,609           35,609
 Retained earnings . . . . . . . . . . . . . .      12,440           10,459
 Net unrealized (loss) on securities available
   for sale. . . . . . . . . . . . . . . . . .      (1,387)          (3,352)
 Treasury stock at cost (common and preferred;
   170,275 shares common and 3 preferred in
   1995 and 1994). . . . . . . . . . . . . . .        (738)            (738)
                                                  --------         --------
  Total Shareholders' Equity . . . . . . . . .      52,834           48,888
                                                  --------         --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY . .    $824,980         $722,398
                                                  --------         --------
                                                  --------         --------


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

CHARTER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)


                                                              Three Months Ended
                                                                   March 31,
                                                  ----------------------------------------
                                                         1995                 1994
                                                       ---------            ---------
                                                  (in thousands, except per share amounts)
Interest Income:
 Loans, including fees . . . . . . . . . . . .          $10,653               $5,044
 Investment securities . . . . . . . . . . . .            4,669                3,872
 Trading account assets. . . . . . . . . . . .               --                   29
 Federal funds sold. . . . . . . . . . . . . .              626                  272
 Securities purchased under agreements to
  resell  . . . . . . . . . . . . . . . . . .                --                   29
                                                        -------               ------
   Total Interest Income . . . . . . . . . . .           15,948                9,246
                                                        -------               ------
Interest Expense:
 Deposits:
  Interest-bearing demand. . . . . . . . . . .              371                  422
  Savings. . . . . . . . . . . . . . . . . . .              206                  227
  Money market savings . . . . . . . . . . . .              907                  719
  Time $100,000 and over . . . . . . . . . . .            2,707                  502
  Time under $100,000. . . . . . . . . . . . .            1,280                  924
 Securities sold under agreements to
  repurchase . . . . . . . . . . . . . . . . .              199                   92
 Federal funds purchased and Federal Home Loan
  Bank advances. . . . . . . . . . . . . . . .              132                   --
 Long-term debt. . . . . . . . . . . . . . . .              694                  274
                                                        -------               ------
  Total Interest Expense . . . . . . . . . . .            6,496                3,160
                                                        -------               ------
Net interest income. . . . . . . . . . . . . .            9,452                6,086
Provision for credit losses (Note 2) . . . . .              170                   67
                                                        -------               ------
  Net Interest Income After Provision
    for Credit Losses. . . . . . . . . . . . .            9,282                6,019
                                                       --------               ------

Non-Interest Income:
 Service charges on deposit accounts . . . . .            1,651                1,323
 Other customer service fees . . . . . . . . .              312                  242
 Trust Fees. . . . . . . . . . . . . . . . . .              448                  215
 Trading account profits . . . . . . . . . . .               --                    1
 Securities gains (losses) . . . . . . . . . .              (41)                   6
 Mortgage banking income . . . . . . . . . . .            1,755                   --
 Other . . . . . . . . . . . . . . . . . . . .              491                  343
                                                        -------               ------
  Total Non-Interest Income. . . . . . . . . .            4,616                2,130
                                                        -------               ------
Non-Interest Expense:
 Salaries and employee benefits. . . . . . . .            5,186                3,058
 Net premises and equipment expense. . . . . .            1,459                  950
 Advertising . . . . . . . . . . . . . . . . .              284                  198
 Data processing . . . . . . . . . . . . . . .              403                  322
 Legal fees. . . . . . . . . . . . . . . . . .              247                  218
 Losses and carrying costs of
    other real estate (Note 3) . . . . . . . .               35                   55
 Deposit insurance premiums. . . . . . . . . .              404                  319
 Amortization of intangibles . . . . . . . . .              201                   20
 Stationery and supplies . . . . . . . . . . .              260                  116
 Other . . . . . . . . . . . . . . . . . . . .            1,633                  633
                                                        -------               ------
  Total Non-Interest Expense . . . . . . . . .           10,112                5,889
                                                        -------               ------
Earnings before income taxes . . . . . . . . .            3,786                2,260
 Income tax expense. . . . . . . . . . . . . .            1,346                  757
                                                        -------               ------
  NET EARNINGS . . . . . . . . . . . . . . . .          $ 2,440               $1,503
                                                        -------               ------
                                                        -------               ------
Earnings per Common Share (Note 5):
 Primary . . . . . . . . . . . . . . . . . . .          $  0.40               $ 0.25
 Fully diluted . . . . . . . . . . . . . . . .             0.40                 0.25
Weighted Average Shares Outstanding:
 Primary . . . . . . . . . . . . . . . . . .           6,029,637            6,012,411
 Fully diluted . . . . . . . . . . . . . . .           6,029,637            6,029,637


                    The accompanying notes are an integral part
                     of the consolidated financial statements.

CHARTER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)


                                              THREE MONTHS ENDED        Year Ended
                                                MARCH 31, 1995       December 31, 1994
                                              -------------------    -----------------
                                                           (in thousands)
Preferred stock, ($50.00 par value)
 Balance at beginning of year. . . . . . . .        $   710              $   710
                                                    -------              -------
  Balance at end of period (14,204 shares
   issued and 14,201 shares outstanding) . .            710                  710
                                                    -------              -------
Common stock ($1.00 par value)
 Balance at beginning of year. . . . . . . .          5,944                5,643
 Stock dividend (282,769 shares in 1994) . .             --                  283
 Conversion of debentures (18,040 shares
  in 1994) . . . . . . . . . . . . . . . . .             --                   18
                                                    -------              -------
  Balance at end of period (5,943,491
   shares issued and 5,773,216 shares
   outstanding). . . . . . . . . . . . . . .          5,944                5,944
                                                    -------              -------
Class B special common stock ($1.00 par value)
 Balance at beginning of year. . . . . . . .            209                  199
 Stock dividend (9,960 shares in 1994) . . .             --                   10
                                                    -------              -------
  Balance at end of period (209,261 shares
   issued and outstanding) . . . . . . . . .            209                  209
                                                    -------              -------
Series C special common stock ($1.00 par
 value)
 Balance at beginning of year  . . . . . . .             47                   45
 Stock dividend - common stock (2,245 shares
  in 1994) . . . . . . . . . . . . . . . . .             --                    2
                                                    -------              -------
  Balance at end of period (47,160 shares
   issued and outstanding) . . . . . . . . .             47                   47
                                                    -------              -------
Capital surplus
 Balance at beginning of year. . . . . . . .         35,609               31,159
 Conversion of debentures. . . . . . . . . .             --                  247
 Stock dividend - common stock . . . . . . .             --                4,203
                                                    -------              -------
  Balance at end of period . . . . . . . . .         35,609               35,609
                                                    -------              -------
Retained earnings
 Balance at beginning of year. . . . . . . .         10,459                8,749
 Cash dividends - preferred stock. . . . . .            (28)                 (57)
 Cash dividend - common stock. . . . . . . .           (431)              (1,421)
 Stock dividend - common stock . . . . . . .             --               (4,498)
 Net earnings. . . . . . . . . . . . . . . .          2,440                7,686
                                                    -------              -------
  Balance at end of period . . . . . . . . .         12,440               10,459
                                                    -------              -------
Unrealized (loss) on
  securities available for sale. . . . . . .         (1,387)              (3,352)
                                                    -------              -------
Treasury stock
 Balance at beginning of period. . . . . . .           (733)                (733)
 Treasury stock acquired through conversion
  of debentures (639 shares in 1994) . . . .             (5)                  (5)
                                                    -------              -------
  Balance at end of period (170,275 shares
   common and 3 shares preferred). . . . . .           (738)                (738)
                                                    -------              -------
TOTAL SHAREHOLDERS' EQUITY (Notes 4 and 5) .        $52,834              $48,888
                                                    -------              -------
                                                    -------              -------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

CHARTER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                             Three Months Ended March 31,
                                                1995              1994
                                             -----------      -----------
                                                    (in thousands)
Cash flows from operating activities:
 Net earnings  . . . . . . . . . . . . . .   $  2,440           $  1,503
                                             --------           --------
 Adjustments to reconcile net earnings
  to net cash used in operating
  activities:
   Depreciation and amortization . . . . .        584                449
   Amortization of intangibles . . . . . .        201                 20
   Net amortization of premiums and
     (discounts) on securities . . . . . .       (293)               951
   Provision for credit losses . . . . . .        170                 67
   Provision for other real estate losses.         17                 --
   Net (gain)loss on sales of securities .         41                 (6)
   Origination of loans available for
    sale . . . . . . . . . . . . . . . . .    (58,989)                --
   Proceeds from sales of loans available
    for sale . . . . . . . . . . . . . . .     49,181                 --
   Net (gain) on sale of loans . . . . . .       (556)                --
   Net trading account activity. . . . . .         --            (10,297)
   Net (gain)loss on sales of fixed
    assets, other real estate and
    collateral acquired. . . . . . . . . .          9                 (6)
   Net (increase) in other assets and
    interest receivable. . . . . . . . . .     (1,205)              (587)
   Net (decrease) in other liabilities and
   interest payable. . . . . . . . . . . .     (2,954)            (1,549)
   Net (increase) decrease in deferred
    tax asset. . . . . . . . . . . . . . .        (56)               749
   Increase in outstanding expense and
    interest checks. . . . . . . . . . . .        193                134
                                             --------           --------
     Total Adjustments . . . . . . . . . .    (13,657)           (10,075)
                                             --------           --------
     Net Cash Used in Operating
      Activities . . . . . . . . . . . . .    (11,217)            (8,572)
                                             --------           --------
Cash flows from investing activities:
 Net decrease in interest-bearing
  deposits . . . . . . . . . . . . . . . .         --                  3
 Proceeds from sales of securities . . . .      2,718              6,043
 Proceeds from maturities and prepayments
  of securities. . . . . . . . . . . . . .     19,084             32,120
 Purchase of securities. . . . . . . . . .    (17,225)           (70,659)
 Net (increase) decrease in loans. . . . .     (5,410)            37,514
 Capital expenditures. . . . . . . . . . .     (1,531)              (361)
 Proceeds from sales of other real estate.        234                215
 Proceeds from sales of fixed assets . . .         29                --
 Purchase of trust assets. . . . . . . . .     (1,811)               --
 Purchase of banking organization, net of
  acquired cash equivalents. . . . . . . .      7,786                --
                                             --------           --------
     Net Cash Provided by Investing
       Activities. . . . . . . . . . . . .      3,874              4,875
                                             --------           --------
Cash flows from financing activities:
 Net decrease in non-interest-bearing,
  demand, savings, interest-bearing
  demand and money market accounts . . . .    (21,173)            (2,962)
 Net decrease in certificate of deposits .     (9,503)            (7,525)
 Net increase in securities sold under
  agreements to repurchase . . . . . . . .      3,166              1,980
 Payment of long-term debt . . . . . . . .       (252)            (1,000)
 Payment of common dividends . . . . . . .         --               (350)
 Payment of preferred dividends. . . . . .        (28)               (28)
                                             --------           --------
    Net Cash Used in Financing Activities.    (27,790)            (9,885)
                                             --------           --------
Net Decrease in Cash and Cash Equivalents.    (35,133)           (13,582)
                                             --------           --------
Cash and Cash Equivalents at Beginning of
 Period. . . . . . . . . . . . . . . . . .     73,170             72,362
                                             --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD   $ 38,037           $ 58,780
                                             --------           --------
                                             --------           --------
SUPPLEMENTAL DISCLOSURE:
 Interest paid . . . . . . . . . . . . . .   $  5,797           $  3,095
 Income taxes paid . . . . . . . . . . . .        105                 20
SUPPLEMENTAL SCHEDULE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:
 Other real estate and collateral
  acquired . . . . . . . . . . . . . . . .        386                205


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

CHARTER BANCSHARES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The accounting and reporting policies of Charter Bancshares, Inc. ("Charter" or "the Company") conform to generally accepted accounting principles and to general practices within the banking industry. The accompanying consolidated financial statements include the accounts of Charter and its subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation. Certain amounts have been reclassified in the accompanying consolidated financial statements from those previously reported for the quarter ended March 31, 1994 to conform to current year financial statement classifications.

     The accompanying consolidated financial statements were not audited by independent certified public accountants, but in the opinion of management reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of same.

NOTE 2 - ALLOWANCE FOR CREDIT LOSSES

     The following table is an analysis of the activity in the allowance for credit losses for the three months ended March 31, 1995 and 1994:

                                                 1995          1994
                                                ------        ------
                                                     (in thousands)
Balance at beginning of period . . . . . . . .  $4,446        $4,616
Allowance of acquired bank . . . . . . . . . .     799            --
Provision charged to operating expenses. . . .     170            67
Loans charged off. . . . . . . . . . . . . . .     (46)         (501)
Less recoveries on loans previously charged
 off . . . . . . . . . . . . . . . . . . . . .      57           185
                                                ------        ------
Net loan (charge-offs), recoveries . . . . . .      11          (316)
                                                ------        ------
Balance at end of period . . . . . . . . . . .  $5,426        $4,367
                                                ------        ------
                                                ------        ------

NOTE 3 - ALLOWANCE FOR OTHER REAL ESTATE LOSSES

     Other real estate ("ORE") is reflected on the consolidated balance sheets net of an allowance for anticipated losses on other real estate. The following table is an analysis of activity in the allowance for anticipated losses on other real estate for the three months ended March 31, 1995 and 1994:


                                                     1995         1994
                                                    ------       ------
                                                       (in thousands)
Balance at beginning of period . . . . . . . .      $2,361       $2,418
Allowance of acquired bank . . . . . . . . . .         120           --
Provision charged to operating expenses. . . .          17           --
Reductions . . . . . . . . . . . . . . . . . .        (219)         (32)
                                                    ------       ------
Balance at end of period . . . . . . . . . . .      $2,279       $2,386
                                                    ------       ------
                                                    ------       ------

NOTE 4 - DIVIDENDS

     Charter's board of directors declared cash dividends totalling $459,000 and $378,000 that were paid March 31, 1995 and March 31, 1994 respectively to shareholders of common and preferred stock. Of the amounts paid , $28,000 was paid to holders of the initial series preferred stock and the remainder was paid on the common stock.

NOTE 5 - EARNINGS PER COMMON SHARE

     Earnings per common share are computed as follows:


                                                       Three Months Ended
                                                             March 31,
                                                       -------------------
                                                        1995          1994
                                                      ---------    ---------
                                            (in thousands,except per share amounts)

Net earnings . . . . . . . . . . . . . . . . .          $2,440       $1,503
                                                        ------       ------
Less preferred dividend requirements . . . . .              28           28
                                                        ------       ------
Primary earnings applicable to common
  shareholders . . . . . . . . . . . . . . . .           2,412        1,475
Interest expense on debentures . . . . . . . .              --            5
                                                        ------       ------
Fully diluted earnings applicable to common
  shareholders . . . . . . . . . . . . . . . .          $2,412       $1,480
                                                        ------       ------
                                                        ------       ------
Primary earnings per common share:
 Net earnings. . . . . . . . . . . . . . . . .          $ 0.40       $ 0.25
                                                        ------       ------
                                                        ------       ------
Fully diluted earnings per common share:
 Net earnings. . . . . . . . . . . . . . . . .          $ 0.40       $ 0.25
                                                        ------       ------
                                                        ------       ------
Weighted average common shares outstanding:
 Primary. . . . . . . . . . . . . . . . . . .         6,029,637    6,012,411
 Fully diluted. . . . . . . . . . . . . . . .         6,029,637    6,029,637


     Primary earnings per share amounts are computed by dividing net earnings less current period preferred dividends by the weighted average number of common shares outstanding during the period. Fully diluted earnings per share amounts are similarly computed but include the pro forma effect from conversion of Charter's other potentially dilutive securities.

NOTE 6 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     Fair values were estimated by management as of March 31, 1995 and December 31, 1994, which required the exercise of considerable judgment. Accordingly, the estimates presented herein are not necessarily indicative of the amounts Charter could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated values presented.

     The estimated fair values of Charter's financial instruments were as follows:

                                             MARCH 31,             December 31,
                                               1995                    1994
                                        --------------------    ------------------
                                        CARRYING      FAIR       Carrying      Fair
                                         AMOUNT      VALUE        Amount      Value
                                        --------    --------     --------    --------
Financial Assets:

 Cash and short-term investments .      $ 38,037    $ 38,037     $ 73,170    $ 73,170
 Securities. . . . . . . . . . . .       311,255     306,865      280,314     271,869
 Loans . . . . . . . . . . . . . .       445,330     444,754      343,761     342,116
 Less:  allowance for credit
  losses . . . . . . . . . . . . .         5,426       5,426        4,446       4,446
                                        --------    --------     --------    --------
   Loans, net. . . . . . . . . . .       439,904     439,328      339,315     337,670
                                        --------    --------     --------    --------

Financial Liabilities:

 Deposits. . . . . . . . . . . . .       687,675     689,111      616,880     615,695
 Securities sold under agreements
  to repurchase. . . . . . . . . .        36,760      36,760       20,594      20,584
 Federal Home Loan Bank advances .        22,617      23,047       13,000      13,000
 Long-term debt and debentures . .        14,850      13,571       14,850      13,443
Unrecognized financial instruments:

 Commitments to extend credit. . .       104,719     104,719       90,803      90,803
 Standby letters of credit . . . .         9,897       9,897        7,732       7,732

Instruments with off-balance sheet
 risk - unrealized (loss):

  Interest rate caps and floors. .                      (285)                    (640)


NOTE 7 - ACQUISITIONS

     On January 10, 1995, Charter acquired West Loop Savings and Loan Association, which represented the fifth largest thrift in the Houston area with total assets of approximately $140 million at December 31, 1994. Immediately following the acquisition, West Loop's charter was converted to a Texas state savings bank under the name Charter Bank, SSB, in order to reduce certain regulatory burdens, establish a vehicle for possible expansion of nonbank activities, and implement a product mix which is consistent with Charter's other subsidiary banks. Charter Bank, SSB has two banking facilities in the reemerging Meyerland area and nearby Baytown.

At March 31, 1995, Charter Bank, SSB had total loans of $85,387,000, total deposits of $94,255,000 and total assets of $128,548,000. The acquisition was accounted for under the purchase method of accounting, with cash as the sole form of consideration given. The acquisition resulted in an increase in goodwill of $487,000, which amount is being amortized on a straight line basis over fifteen years.

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES

     Three of Charter's subsidiary banks (Charter National Bank-Houston, University National Bank-Galveston and Charter Bank, SSB) are members of the FHLB. The FHLB provides advances as a source of funds to each of its
members.   These advances are collateralized by a blanket pledge of the subsidiary banks' residential mortgage loans. Charter continues to utilize FHLB advances in concert with its daily funds management.

     At March 31, outstanding advances totaled $22,617,000 with an average rate of 7.73%. Of this amount, $9,700,000 has a final maturity date of June 7, 2001 and bears interest at a current rate of 6.75% adjustable semi-annually to 6-month LIBOR. In addition, there is a $5,280,000 advance maturing March 31, 2003 with a fixed rate of 8.40%. The remaining $7,637,000 is comprised of several amortizing advances with final maturities from 2003 through 2013 and bear a weighted average rate of 8.50%.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a) ANALYSIS OF RESULTS OF OPERATIONS

CONDENSED STATEMENTS OF OPERATIONS

     The following is a comparison of Charter's condensed statements of operations for the three-month periods ended March 31, 1995 and 1994:


                                          Three Months Ended
                                                March 31,
                                         ---------------------    Increase
                                            1995       1994      (Decrease)
                                          --------   --------    ----------
                                                      (in thousands)
Interest income. . . . . . . . . . . .     $15,948    $9,246       $6,702
Interest expense . . . . . . . . . . .       6,496     3,160        3,336
                                           -------    ------       ------
 Net interest income . . . . . . . . .       9,452     6,086       3,366
Provision for credit losses. . . . . .         170        67         103
Non-interest income. . . . . . . . . .       4,616     2,130       2,486
Non-interest expense . . . . . . . . .      10,112     5,889       4,223
                                           -------    ------      ------
Earnings before income taxes . . . . .       3,786     2,260       1,526
 Income tax expense  . . . . . . . . .       1,346       757         589
                                           -------    ------      ------
 NET EARNINGS. . . . . . . . . . . . .     $ 2,440    $1,503      $  937
                                           -------    ------      ------
                                           -------    ------      ------

     Earnings before income taxes increased $ 1.5 million for the first three months of 1995 as compared to the first three months of 1994 due to an increase in earnings from ongoing operations and from acquisitions closed in 1994 and 1995. Net earnings increased for the first three months of 1995 to $2,440,000 as compared to $1,503,000 for the first three months of 1994. In the following sections, the major factors affecting the components of income and expense are examined. Information concerning assets and liabilities are subsequently provided so that an evaluation can be made of capitalization and liquidity as they may affect Charter's future outlook.

NET INTEREST INCOME

     The data used in the analysis of the changes in net interest income is derived from the daily average levels of earning assets and interest-bearing liabilities as well as from the rates earned and paid on such amounts. The schedule below gives a comparative analysis of Charter's daily average interest-earning accounts (including non-accruing loans) and interest-bearing accounts for the three-month periods ended March 31, 1995 and 1994. The rates earned and paid on each major type of asset and liability account are then shown beside the average balance in the account for the period. The average yields on all interest-earning assets (including non-accruing loans) and the average cost of all interest-bearing liabilities also are summarized.

COMPARATIVE NET INTEREST MARGIN


                                                 Three Months Ended March 31,
                               ----------------------------------------------------------------
                                            1995                               1994
                               -------------------------------    ------------------------------
                               AVERAGE                 YIELD      Average                  Yield
                               BALANCE    INTEREST    OR RATE     Balance     Interest    or Rate
                              ---------   --------    -------    ---------    --------    -------
                                                       (in thousands)
Assets:
 Loans . . . . . . . . . .    $421,695     $10,653     10.25%    $257,724      $5,044       7.94%
 Trading account assets. .          --          --        --        2,419          29       4.79
 Securities:
  Taxable. . . . . . . . .     304,272       4,658      6.13      299,994       3,866       5.15
  Non-taxable. . . . . . .         948          11      4.64          487           6       4.79
                              --------     -------     -----     --------      ------       ----
  Total Securities . . . .     305,220       4,669      6.13      300,481       3,872       5.15
                              --------     -------     -----     --------      ------       ----

 Federal funds sold and
  securities purchased
   under agreements to
   resell. . . . . . . . .      50,373         626      5.04       32,799         301       3.72
                              --------     -------     -----     --------      ------       ----
 Total Earning
  Assets/Yield . . . . . .     777,288      15,948      8.29      593,423       9,246       6.31
                              --------     -------     -----     --------      ------       ----
 Cash and due from banks .      39,162                             33,565
 Other assets. . . . . . .      36,821                             26,637
 Allowance for credit
  losses . . . . . . . . .      (5,105)                            (4,633)
                              --------                           --------
  Total Assets . . . . . .    $848,166                           $648,992
                              --------                           --------
                              --------                           --------

Liabilities and
 Shareholders' Equity:
  Interest-bearing demand
   deposits. . . . . . . .    $ 94,528         371      1.59     $ 98,437         422       1.74
 Savings deposits. . . . .      34,531         206      2.42       35,999         227       2.56
 Money market savings. . .     106,688         907      3.45      110,153         719       2.64
 Other time deposits . . .     309,889       3,987      5.22      166,949       1,426       3.41
 Federal funds purchased
   and securities  sold
   under agreements to
   repurchase. . . . . . .      33,966         331      3.90       13,307          92       2.81
 Long-term debt. . . . . .      38,503         694      7.31       13,782         274       8.07
                              --------     -------      ----     --------      ------       ----
 Total Interest-Bearing
   liabilities/Rate. . . .     618,105       6,496      4.26      438,627       3,160       2.92
                              --------     -------      ----     --------      ------       ----
 Demand deposits . . . . .     169,204                            157,342
 Other liabilities . . . .      11,893                              6,441
                              --------     -------      ----     --------      ------       ----
  Total Liabilities. . . .     799,202                            602,410
 Shareholders' Equity. . .      48,964                             46,582
                              --------                           --------
  Total Liabilities and
   Shareholders' Equity. .    $848,166                           $648,992
                              --------                           --------
                              --------                           --------
Net Interest Income. . . .                 $ 9,452                             $6,086
                                           -------                             ------
                                           -------                             ------
Interest Rate Spread . . .                              4.03%                               3.39%
                                                        -----                               -----
                                                        -----                               -----
Net Interest Margin. . . .                              4.93%                               4.16%
                                                        -----                               -----
                                                        -----                               -----


     The increase in net interest income in the first three months of 1995 is due to a higher net interest rate spread applied to a larger volume of earning assets. The interest rate spread of 4.0% and the net interest margin of 4.9% reflect an increase from their levels in the same period for the prior year. A further understanding of the factors responsible for the year-to-year increase in net interest income can be obtained by examining the changes in: (1) the volume of earning assets and (2) the net interest income produced after the related cost of funding these earning assets.

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

ANALYSIS OF NET INTEREST INCOME


                                                 Three Months Ended March 31,
                                 ---------------------------------------------------------------
                                               1995                             1994
                                 -------------------------------   -----------------------------
                                  AVERAGE                 NET       Average               Net
                                  EARNING    INTEREST   INTEREST    Earning   Interest  Interest
                                  ASSETS      SPREAD     INCOME     Assets     Spread    Income
                                 --------   ---------   --------   ---------  --------  --------
                                                   (in thousands)
SOURCE OF FUNDING

Interest-bearing liabilities. .  $618,105    4.03%       $6,187     $438,627    3.39%    $3,717
Non-interest-bearing
  liabilities and
  equity capital. . . . . . . .   159,183    8.29         3,265      154,796    6.31      2,369
                                 --------                ------     --------             ------
  Total . . . . . . . . . . . .  $777,288                $9,452     $593,423             $6,086
                                 --------                ------     --------             ------
                                 --------                ------     --------             ------

     The $3,366,000 increase in total net interest income between the first quarter of 1995 and the first quarter of 1994 can be attributed to a higher net interest rate spread applied to a higher level of earning assets ( $777,288,000 in 1995 versus $593,423,000 in 1994) . The higher net interest rate spread was due to a change in the mix of earning assets which reflects an increase in loan volumes with a corresponding increase in loan yields. The increase in loan volumes reflects the acquisitions of Charter Builders Group, Charter Bank, SSB and loans generated from internal growth. The higher yield on loans was the result of an increase in lending rates, primarily the prime lending rate (prime rate was 9.00% at March 31, 1995, as compared to 7.75% at March 31, 1994).

     Increases in non-interest-bearing sources of funds reflect the increases in non-interest-bearing deposits, which averaged approximately 24% of total average deposits for the quarter ended March 31, 1995. The high level of this type of deposit favorably impacts net interest income. The impact is
more favorable in periods of relatively higher interest rates.   Accordingly,
the net interest income on earning assets funded with these non-interest-bearing funds will continue to benefit from a rise in interest rates due to the resulting increase in the interest spread.

PROVISION FOR CREDIT LOSSES

     The allowance for credit losses at March 31, 1995 of $5,426,000 represented 1.22% of outstanding loans. A year earlier, this ratio was 1.73% and at December 31, 1994, it was 1.29%. Annualized net loans recovered as a percent of average loans outstanding was 0.01% during the first three months of 1995 as compared to net loans charged off of 0.50% during the first three months of 1994. The provision for credit losses charged against earnings was $170,000 for the three months ended March 31, 1995, as compared to $67,000 for the corresponding period in 1994.

     The following table is an analysis of the activity in the allowance for credit losses for the three-month periods ended March 31, 1995 and 1994:


                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                           1995         1994
                                                         --------     --------
                                                             (in thousands)
Average loans outstanding . . . . . . . . . . .          $421,695     $258,449
Loans outstanding at end of period. . . . . . .           445,330      252,923
                                                         --------     --------
Transactions in the allowance for credit losses:
 Balance at beginning of period . . . . . . . .          $  4,446     $  4,616
 Allowance of acquired bank . . . . . . . . . .               799           --
 Provision charged to operating expenses. . . .               170           67
 Loans charged off:
  Real estate . . . . . . . . . . . . . . . . .                --          229
  Commercial. . . . . . . . . . . . . . . . . .                 6          170
  Individuals . . . . . . . . . . . . . . . . .                40          102
                                                         --------     --------
  Total loans charged off . . . . . . . . . . .                46          501
                                                         --------     --------
 Recoveries on loans previously charged off:
  Real estate . . . . . . . . . . . . . . . . .                 2          107
  Commercial. . . . . . . . . . . . . . . . . .                13           22
  Individuals . . . . . . . . . . . . . . . . .                42           56
                                                         --------     --------
  Total recoveries. . . . . . . . . . . . . . .                57          185
                                                         --------     --------
    Net loan (charge offs) recoveries . . . . .                11         (316)
                                                         --------     --------
 Balance at end of period . . . . . . . . . . .          $  5,426     $  4,637
                                                         --------     --------
                                                         --------     --------
Ratios:
 Allowance as a percent of loans outstanding
    at end of period. . . . . . . . . . . . . .              1.22%        1.73%
  Allowance as a percent of average loans . . .              1.29         1.69
  Net loans (charged off) recovered as a
   percent of average loans outstanding
   (annualized) . . . . . . . . . . . . . . . .               .01         (.50)


NON-INTEREST INCOME

     Non-interest income increased 116.7% during the first three months of
1995 as compared to the same period in 1994.   Excluding the effect of
securities transactions and mortgage banking income for the three months
ended March 31 of each year, non-interest income increased   36.6%.  Service
charges on deposits, increased by 24.8 % to $1,651,000 for the three months ended March 31, 1995, as compared to $1,323,000 for the same period in 1994. The increase in service charge income was primarily due to an increase in the average volume of transaction deposit accounts, particularly non-interest-bearing demand accounts, which generate the majority of this fee income. Average non-interest-bearing demand accounts increased by approximately $12 million, or 7.5% for the first three months of 1995 as compared to the same period in 1994.

     Mortgage banking income of $1,755,000 for the three months ended March 31, 1995 are entirely attributable to the acquisition of Charter Mortgage in April, 1994. Accordingly, no such non-interest income was recorded in the first quarter of 1994. Components of mortgage banking income include loan origination fees, fees from the sale of loans and sales of related servicing rights on originated loans.

     Investment securities activity resulted in a loss of $41,000 for the first three months of 1995 as compared to a gain of $6,000 for the same period in 1994. Trust fees represent revenues earned by services provided to customers of Charter's Asset Management and Trust Services Department.
During the first three months of 1995 trust fees increased $233,000 to $448,000, or by 108.4% compared to the first three months of 1994, due to an increase in the assets under administration which grew to approximately $266 million at the end of March 31, 1995, compared to $175 million at the end of March 1994.

     Other customer service fees increased $70,000 for the three months ended March 31, 1995 as compared to the same period in 1994. Components of other customer service fees include check printing fees, ATM settlement fees, research fees and wire transfer fees. The components of the "other" category of non-interest income consist of fees generated from customers engaged in international trade such as foreign exchange fees and letter of credit fees, plus miscellaneous fees such as collection fees, credit card fees, safe deposit rentals and discount brokerage commissions. These fees correlate to the level of transactions in each of the referenced categories. Other non-interest income increased $148,000 or 43.1% in the first three months of 1995 compared to the first three months of 1994. Fees from components within the "other" category which improved in 1995 include a $61,000 increase in fees generated from letters of credit, $25,000 increase in collection fees and $54,000 increase in other miscellaneous income.

     The following table sets forth by category the non-interest income and the percentage change from the prior period:


                                                  THREE MONTHS ENDED MARCH 31,
                                          ------------------------------------------
                                                  1995                 1994
                                          -------------------     ------------------
                                          AMOUNT      CHANGE      Amount     Change
                                          -------    --------     -------   --------
                                                    (IN THOUSANDS)
Service charges on deposits. . . . . . .   $1,651      24.8%      $1,323        11.9%
Other customer service fees. . . . . . .      312      28.9          242        39.1
Trust fees . . . . . . . . . . . . . . .      448     108.4          215       141.6
Investment securities
  gains (losses) . . . . . . . . . . . .      (41)      NM             6       (96.7)
Trading account
  profits. . . . . . . . . . . . . . . .       --       NM             1         NM
Mortgage banking income. . . . . . . . .    1,755       NM            --
Other. . . . . . . . . . . . . . . . . .      491      43.1          343        39.6
                                           ------     ------      ------       ------
    Total. . . . . . . . . . . . . . . .   $4,616     116.7%      $2,130        13.8%
                                           ------     ------      ------       -----
                                           ------     ------      ------       -----

"NM" denotes a comparison that is not meaningful.


NON-INTEREST EXPENSE

     Non-interest expense increased 71.7% during the first three months of 1995 as compared to the same period in 1994. Non-interest expenses from Charter Mortgage were $1.7 million and $738,000 for Charter Bank,SSB in 1995.
 Excluding the impact of expenses from Charter Mortgage and Charter Bank,SSB non-interest expense increased 30.7% during the first three months of 1995 as compared to the same period in 1994.

     The largest single line item for non-interest expense continues to be salaries and benefits which increased by $2,128,000 , or 69.6% for the first three months of 1995. Approximately $1,878,000 of the increase in salaries and benefits was generated by $181,000 from the new Fiesta Mart branches and $125,000 by Charter Builders Group, while the Charter Mortgage acquisition generated an additional $1,179,000 and the Charter Bank, SSB acquisition generated an additional $393,000. Excluding the impact of these acquisitions, total salaries and benefits increased by $250,000, or 8.2 % for 1995 as compared to 1994. This remaining increase in salary expense is due to merit increases and Charter's expanded activities and strategic initiatives in the areas of trust services, services facilitating international trade, and expanded retail banking.

     The acquisition of Charter Mortgage gave rise to increases in several categories of non-interest expense, including net premises and equipment expense, legal fees, amortization of intangibles, stationary and supplies and ""other'' expense. Expense incurred by Charter Mortgage and reflected on the consolidated financial statements of Charter for 1995 in each of the preceding categories approximated $183,000, $20,000, $63,000, $48,000, and $182,000, respectively.

     The acquisition of Charter Bank, SSB also contributed to increases in several categories of non-interest expense, including net premises and equipment expense, electronic data processing and deposit insurance premiums.
 Expense incurred by Charter Bank, SSB and reflected on the consolidated financial statements of Charter for 1995 in each of the preceding categories approximated $117,000, $28,000, and $74,000, respectively.

     The following table sets forth by category the operating expenses and the percentage change from the prior period:

                                               THREE MONTHS ENDED MARCH 31
                                           -----------------------------------
                                                 1995               1994
                                           ----------------   ----------------
                                            AMOUNT   CHANGE   Amount    Change
                                           -------   ------   ------    ------
                                                       (IN THOUSANDS)
Salaries and benefits . . . . . . . . . .  $ 5,186    69.6%   $3,058     12.6%
Occupancy expense . . . . . . . . . . . .    1,459    53.6       950     20.9
Advertising . . . . . . . . . . . . . . .      284    43.4       198     38.5
Electronic data processing  . . . . . . .      403    25.1       322     17.1
Legal expense . . . . . . . . . . . . . .      247    13.3       218     92.9
ORE losses and carrying costs . . . . . .       35   (36.4)       55    (95.2)
Deposit insurance premium . . . . . . . .      404    26.6       319      4.2
Amortization of intangibles . . . . . . .      201   905.0        20    (82.1)
Stationery and supplies . . . . . . . . .      260   124.1       116     61.1
Other . . . . . . . . . . . . . . . . . .    1,633   158.0       633    (25.2)
                                           -------   ------   ------    ------
  Total . . . . . . . . . . . . . . . . .  $10,112    71.7%   $5,889     10.8%
                                           -------   ------   ------    ------
                                           -------   ------   ------    ------


(b) ANALYSIS OF FINANCIAL CONDITION

     Total assets at March 31, 1995, were $824,553,000 as compared to Charter's total assets of $722,398,000 at December 31, 1994. Loans increased by approximately $101.5 million from year-end 1994 primarily as a result of the Charter Bank, SSB acquisition which included $85,837,000 in loans and from internal loan growth. Normal recurring fluctuations decreased cash and due from banks by $8.6 million since year-end. The most significant changes in sources of funds were in deposits, and long-term debt, which increased in the aggregate by approximately $70.8 million and $22.6 million, respectively, from year-end 1994, both of which were primarily attributed to the Charter Bank, SSB acquisition.

CAPITAL RESOURCES

     Under the guidelines published by the Board of Governors of the Federal Reserve System (""Federal Reserve Board''), Charter's aggregate risk-weighted assets and off-balance sheet exposures at March 31, 1995 and December 31, 1994, were approximately $451,677,000 and $386,041,000, respectively, calculated as follows:

RISK-WEIGHTED ASSETS                             MARCH 31,                              DECEMBER 31,
                                        -----------------------------            --------------------------
                                                   1995                                     1994
                                        -----------------------------            --------------------------
                                        AGGREGATE       RISK-WEIGHTED            Aggregate    Risk-Weighted
                                         AMOUNT            AMOUNT                 Amount         Amount
                                        ---------       -------------            ---------    -------------
                                                                    (IN THOUSANDS)
Investment securities. . . . . . . .    $311,255           $ 47,591               $280,314      $ 42,971
Loans. . . . . . . . . . . . . . . .     445,330            356,335                343,761       294,394
Other interest earning assets. . . .       1,510                302                 28,007         5,602
Cash and due from banks. . . . . . .      36,527              4,334                 45,163         5,576
All other assets . . . . . . . . . .      35,784             35,784                 29,599        29,599
                                        --------           --------               --------      --------
   Total Adjusted Assets (1) . . . .    $830,406            444,346               $726,844       378,142
                                        --------           --------               --------      --------
                                        --------                                  --------
Total credit-equivalent amount of
  off-balance sheet items. . . . . .                          7,331                                7,899
                                                           --------                             --------
   Total Risk-Weighted Assets. . . .                      $ 451,677                             $386,041
                                                           --------                             --------
                                                           --------                             --------

(1) Total adjusted assets are total assets plus the allowance for credit losses.


     The following table indicates Charter's risk-based capital as calculated in accordance with the Federal Reserve Board's guidelines:

RISK-WEIGHTED CAPITAL                      MARCH 31,     December 31,
                                           ---------     ------------
                                             1995            1994
                                           ---------     ------------
                                                (in thousands)
Core Capital (Tier 1):
 Common equity. . . . . . . . . . . . .     $47,909        $47,721
 Preferred equity . . . . . . . . . . .         710            710
                                            -------        -------
 Total Core Capital . . . . . . . . . .      48,619         48,431
                                            -------        -------
                                            -------        -------
Supplementary Capital (Tier 2):
 Allowance for credit losses  . . . . .       5,426          4,446
 Subordinated debt. . . . . . . . . . .      11,100         11,100
                                            -------        -------
 Total Supplementary Capital. . . . . .      16,526         15,546
                                            -------        -------
 Total Capital. . . . . . . . . . . . .     $65,145        $63,977
                                            -------        -------
                                            -------        -------
Core capital (Tier 1) as a percentage
  of risk-weighted assets . . . . . . .       10.76%         12.55%
Total capital (Tier 1 and Tier 2) as a
  percentage of risk-weighted assets. .       14.42          16.57
Core capital as a percentage of
  quarterly average assets (leverage
  ratio). . . . . . . . . . . . . . . .        5.73           7.04
Tangible core capital as a percentage
  of quarterly average assets
  (tangible leverage ratio) . . . . . .        5.48           6.72


     At March 31, 1995, total risk based capital was 14.42% of risk weighted assets and tangible core capital was 5.48% of quarterly average assets. Both of these ratios are below their previous levels reflected as of December 31, 1994 due to the acquisition of Charter Bank, SSB. Management believes the current capital ratios, which exceed regulatory minimums, are adequate.

RATE-SENSITIVE ASSETS AND LIABILITIES

     Interest rate sensitivity is a measure of the volatility of the net interest margin as a consequence of changes in market rates. The following table summarizes the rate sensitivity of earning assets and interest-bearing liabilities of Charter at March 31, 1995. Charter monitors the rate sensitivity gap (rate-sensitive, earning assets less rate-sensitive, interest-bearing liabilities) at least monthly in the normal process of asset
and liability management.   Passbook savings accounts and regular
interest-bearing demand accounts with balances at March 31, 1995, of approximately $34 million and $90 million, respectively, are included in the 91-180 days category. Although repricing on such accounts is possible at any time, the historical stability of the rates paid on such accounts supports this classification.

     At March 31, 1995, the table shows a positive (asset-sensitive) rate sensitivity gap of $167 million in the 1-30 day repricing category. The gap beyond thirty days becomes more liability-sensitive as interest-bearing liabilities that reprice within 90 days and 180 days become greater in volume than rate-sensitive assets that are subject to repricing in the same respective time periods.

                                                                         RATE SENSITIVE WITHIN
                                             ------------------------------------------------------------------------------
                                              1-30      31-90         91-180    181 Days-    1-5       Over
                                              Days       Days          Days      1 Year     Years      5 Years         Total
                                            --------   ---------    ---------  ---------   ---------  ----------    ----------
                                                                       (in thousands)
Earning Assets:
  Loans. . . . . . . . . . . . . . . .      $249,552   $  14,409      $34,818   $ 64,143    $ 60,426   $  21,982     $ 445,330
  Securities . . . . . . . . . . . . .        26,736      14,386       20,412     33,421     147,499      68,801       311,255
  Other earning assets . . . . . . . .         1,510          --           --         --          --          --         1,510
                                            --------   ---------    ---------  ---------   ---------  ----------    ----------
   Total Earning Assets. . . . . . . .       277,798      28,795       55,230     97,564     207,925      90,783       758,095
                                            --------   ---------    ---------  ---------   ---------  ----------    ----------
Interest-Bearing Liabilities:
  Interest-bearing deposits. . . . . .        41,672     157,182      176,927     45,841      76,146      15,155       512,923
  Borrowed funds . . . . . . . . . . .        39,583       9,846          216        624       5,011      18,947        74,227
                                            --------   ---------    ---------  ---------   ---------  ----------    ----------
  Total Interest-Bearing liabilities .        81,255     167,028      177,143     46,465      81,157      34,102       587,150
                                            --------   ---------    ---------  ---------   ---------  ----------    ----------
Asset - Liability Gap. . . . . . . . .       196,543    (138,233)    (121,913)    51,099     126,768      56,681       170,945

Derivatives affecting interest
 sensitivity:

  Prime Rate Caps Purchased. . . . . .       (40,000)         --           --         --          --          --       (40,000)
  Prime Rate Caps Sold . . . . . . . .        40,000          --           --         --          --          --        40,000
  LIBOR Floors Purchased . . . . . . .       (30,000)         --           --         --          --          --       (30,000)
                                            --------   ---------    ---------  ---------   ---------  ----------    ----------
Interest-rate sensitivity gap. . . . .      $166,543   $(138,233)   $(121,913) $  51,099   $ 126,768  $   56,681    $  140,945
                                            --------   ---------    ---------  ---------   ---------  ----------    ----------
                                            --------   ---------    ---------  ---------   ---------  ----------    ----------
Cumulative interest rate sensitivity
 gap . . . . . . . . . . . . . . . . .      $166,543   $  28,310    $ (93,603) $ (42,504)  $  84,264  $  140,945            --

Cumulative Amounts as a
 Percentage of Cumulative
 Earning Assets. . . . . . . . . . . .         60.0%        9.3%        (25.8)%     (9.2)%      12.6%      18.6%
Cumulative Ratio . . . . . . . . . . .         2.50X       1.10X         0.79X      0.92X       1.14X      1.23X



     The foregoing table shows the interval of time in which given volumes of earning assets and interest-bearing liabilities would be responsive to change in market interest rates based on their contractual maturities or terms for repricing. It is, however, only a single-day depiction of Charter's rate sensitivity structure, which can be adjusted in response to changes in forecasted interest rates.

     Charter enters into various types of interest rate contracts in managing its interest rate risk. The notional amounts for derivatives do not represent amounts exchanged by the parties and are not a measure of Charter's exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives.

     At March 31, 1995, $30 million notional amount LIBOR rate floors had been purchased and was outstanding with a final maturity date of May 4, 1999. This strategy is expected to stablize net interest income in the event of a decline in LIBOR below 4%. Also outstanding at March 31, 1995, were $40 million notional amounts of prime rate caps which had been purchased. Furthermore, $40 million notional amount in prime rate caps had been sold and was outstanding. These contracts have a final maturity date of June 21, 1995. This strategy was expected to stablize net interest income in the event of changes in the prime lending rate.

LIQUIDITY

     Like any commercial bank, the liability structure of Charter's subsidiary banks requires that Charter maintain an appropriate level of liquid resources to meet normal day-to-day fluctuations in deposit volume and to make new loans and investments as opportunities arise. Liquidity can be provided by either assets or liabilities. Traditional sources of liquidity include cash and due from demand balances, money market investments, investment security maturities and prepayments, loan maturities and repayments, and core deposit growth. Other sources of asset liquidity readily available to Charter include interest-bearing deposits with other financial institutions and trading account assets. At March 31, 1995, Charter had $36,523,000 in cash, $1,502,000 in federal funds sold and a $311,255,000 total securities portfolio in which the market value was approximately $4,400,000 less than the carrying value. The average loan-to-deposit ratio for the three-month period ended March 31, 1995 was 59%.

     A financial service company's activities consist primarily of financing and investing activities. These activities result in large cash flows. Charter's Consolidated Statements of Cash Flows on page 4 indicate the sources of these cash flows. In addition to the assets which could be readily converted to cash during the first three months of 1995, Charter received $19,084,000 in proceeds from maturities and prepayments of securities.

     Charter has substantial liability liquidity through its customer base. In addition to normal core deposit growth, liability liquidity is available
through various sources of purchased funds.   Charter emphasizes direct
issuance of liabilities in order to develop stable, long-lasting funding relationships. At March 31, 1995, Charter had $18,760,000 in securities sold under agreements to repurchase, all of which were transactions effected through existing deposit customers, rather than through the national markets.
 Back up sources of liquidty may include securities sold under agreements to repurchase in the national markets, thereby allowing Charter to utilize its significant holdings of investment securities. Liquidity and matched funding may also be obtained from the Federal Home Loan Bank of Dallas, of which Charter-Houston , University Bank-Galveston, and Charter Bank, SSB are members. At March 31, 1995, Charter had $22,617,000 in advances from the
Federal Home Loan Bank of Dallas.   The liquidity of Charter also may be
maintained through access to the Federal Reserve System's "discount window," which is a liquidity source all banks may avail themselves of if needed.

LOANS

     Total loans have increased $101,569,000 , or 29.5 %, from December 31, 1994 to March 31, 1995. The following is a schedule of loans outstanding classified by type:


                                            MARCH 31,        December 31,
                                              1995               1994
                                           ---------         ------------
                                                  (in thousands)
Commercial, financial and industrial. .    $ 64,710           $  75,113
Commercial real estate. . . . . . . . .      62,935              40,923
Real estate-construction (1). . . . . .     104,368              90,478
Real estate-multi-family. . . . . . . .      26,499              10,611
Real estate-1-4 family. . . . . . . . .     111,183              66,300
Loans to individuals. . . . . . . . . .      75,635              60,336
                                           ---------         -----------
  Total Loans . . . . . . . . . . . . .    $445,330           $ 343,761
                                           ---------         -----------
                                           ---------         -----------


(1) Included in the total real estate- construction loans are $99 million and $79 million, respectively, of loans secured by one-to-four family residential properties as of March 31, 1995 and December 31, 1994.


NON-PERFORMING ASSETS AND PAST DUE LOANS

     The following table sets forth the components of non-performing assets and past due loans as of March 31, 1995 and December 31, 1994:

                                              MARCH 31,    December 31,
                                                1995           1994
                                              ---------    ------------
                                                  (in thousands)
Non-accrual loans
 Real estate. . . . . . . . . . . . . . . .   $  1,557         $   688
 Commercial and industrial. . . . . . . . .        182             227
 Individual . . . . . . . . . . . . . . . .         29              32
                                              --------         -------
  Total non-accrual loans . . . . . . . . .      1,768             947
                                              --------         -------
Restructured loans:
 Commercial and industrial. . . . . . . . .      1,203           1,203
                                              --------         -------
  Total restructured loans. . . . . . . . .      1,203           1,203
                                              --------         -------
Other real estate, net and collateral
 acquired . . . . . . . . . . . . . . . . .      2,726           1,662
                                              --------         -------
  Total non-performing assets . . . . . . .   $  5,697         $ 3,812
                                              --------         -------
                                              --------         -------
Loans past due 90 days or more
 and still accruing interest:
 Real estate. . . . . . . . . . . . . . . .   $    504         $   313
 Commercial and industrial. . . . . . . . .         44             226
 Individual . . . . . . . . . . . . . . . .        247             159
 Other loans. . . . . . . . . . . . . . . .         10               2
                                              --------         -------
  Total loans past due 90 days or more
    and still accruing interest . . . . . .   $    805         $   700
                                              --------         -------
                                              --------         -------
Ratios:
 Allowance for credit losses as a
  percentage of loans . . . . . . . . . . .      1.2%            1.3%
 Allowance for credit losses as a
  percentage of non-accrual loans . . . . .    306.9           469.2
 Allowance for credit losses as a
  percentage of non-performing loans (1). .    143.7           156.0
 Non-performing loans as a percentage
  of total loans (1). . . . . . . . . . . .      0.8             0.8
 Total non-performing assets as a
  percentage of total assets. . . . . . . .      0.7             0.5


(1) Non-performing loans includes non-accrual loans, restructured loans and loans past due 90 days or more and still accruing interest.


     Total non-performing assets increased $1.9 million since year-end to $5.7 million at March 31, 1995, primarily due to an anticipated level of non-performing assets from the acquisition of Charter Bank, SSB. All of the increase in the other real estate can be attributed to single family residential properties from Charter Bank, SSB. Total non-performing assets as a percentage of total assets was 0.7% at March 31, 1995 and 0.5% at December 31, 1994.

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


                                    CHARTER BANCSHARES, INC.
                                          (Registrant)


                                   By:______________________________________

                                      William S. Shropshire, Jr.
                                      Senior Vice President
                                      Chief Financial Officer
                                      and Treasurer
                                      (Principal financial and
                                      accounting officer)

Date:  May 12, 1995