Form 10-Q
period 1995-06-30
CHARTER BANCSHARES INC
filed 1995-08-14
CIK 718607

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended    June 30, 1995
                                                  ________________

                                       OR

/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to ____________

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

The number of shares outstanding of each class of the registrant's capital stock as of June 30, 1995:

Class of Stock                                         Shares Outstanding
--------------                                         ------------------
COMMON STOCK, PAR VALUE $1.00                              5,773,216
CLASS B SPECIAL COMMON STOCK, PAR VALUE $1.00                209,261
PREFERRED STOCK, $50.00 PAR VALUE, 8% PER ANNUM               14,201

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
CHARTER BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                  JUNE 30,     December 31,
ASSETS                                                                              1995           1994
                                                                                    ----           -----
                                                                                        (in thousands)
Cash and due from banks  . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 35,488       $  45,166
Federal funds sold and securities purchased under
  agreements to resell . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,873          28,004
Securities held to maturity (fair value of $167,194,000 at June 30,
 1995, and $160,016,000 at December 31, 1994, respectively). . . . . . . . .       167,992         168,461
Securities available for sale (amortized cost of $123,765,000 at June 30,
  1995, and $116,636,000 at December 31, 1994) . . . . . . . . . . . . . . .       124,202         111,853
Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       506,563         343,761
   Less: Allowance for credit losses (Note 2). . . . . . . . . . . . . . . .         5,472           4,446
                                                                                  --------        --------
Loans, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       501,091         339,315
Premises and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . .        15,548          14,263
Accrued interest receivable. . . . . . . . . . . . . . . . . . . . . . . . .         5,538           4,212
Other real estate, net (Note 3). . . . . . . . . . . . . . . . . . . . . . .         2,399           1,660
Intangible assets, net. . . . . . . . . . . . . . . . . . . . . . . . . . .          6,557           4,223
Purchased mortgage servicing rights. . . . . . . . . . . . . . . . . . . . .         2,246           2,371
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,812           2,870
                                                                                  --------        --------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $871,746        $722,398
                                                                                  --------        --------
                                                                                  --------        --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Deposits:
     Non-interest-bearing demand . . . . . . . . . . . . . . . . . . . . . .     $ 191,632      $  182,686
     Savings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        34,560          34,077
     Interest-bearing demand . . . . . . . . . . . . . . . . . . . . . . . .        81,081          93,753
     Money market savings. . . . . . . . . . . . . . . . . . . . . . . . . .       104,821         101,554
     Time $100,000 and over. . . . . . . . . . . . . . . . . . . . . . . . .        83,105          94,377
     Time under $100,000 . . . . . . . . . . . . . . . . . . . . . . . . . .       191,766         110,433
                                                                                  --------        --------
       Total Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . .       686,965         616,880
                                                                                  --------        --------
   Federal funds purchased and securities sold under agreements to
     repurchase. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        65,217          20,594
   Federal Home Loan Bank advances (Note 8). . . . . . . . . . . . . . . . .        37,468          13,000
   Accrued interest payable. . . . . . . . . . . . . . . . . . . . . . . . .         1,683           1,168
   Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9,096           7,018
   Subordinated long-term debt . . . . . . . . . . . . . . . . . . . . . . .        12,750          12,750
   Other long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . .         2,100           2,100
                                                                                  --------        --------
       Total Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .       815,279         673,510
                                                                                  --------        --------
Shareholders' Equity (Notes 4 and 5):
   Preferred stock (400,000 shares authorized;
      issued:  14,204 shares in 1995 and 1994) . . . . . . . . . . . . . . .           710             710
   Common stock (12,000,000 shares authorized;
     issued:  5,943,491 shares in 1995 and 1994) . . . . . . . . . . . . . .         5,944           5,944
   Class B special common stock (250,000 shares authorized;
     issued:  209,261 shares in 1995 and 1994) . . . . . . . . . . . . . . .           209             209
   Series C special common stock (50,000 shares authorized;
     issued:  47,160 shares in 1995 and 1994). . . . . . . . . . . . . . . .            47              47
   Capital surplus . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        35,609          35,609
   Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14,571          10,459
   Net unrealized gain(loss) on securities available for sale. . . . . . . .           115          (3,352)
   Treasury stock at cost (common and  preferred;
     170,275 shares common and 3 preferred in 1995 and 1994) . . . . . . . .          (738)           (738)
                                                                                  --------        --------
       Total Shareholders' Equity. . . . . . . . . . . . . . . . . . . . . .        56,467          48,888
                                                                                  --------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY . . . . . . . . . . . . . . . . .      $871,746        $722,398
                                                                                  --------        --------
                                                                                  --------        --------

               The accompanying notes are an integral part of the
                    consolidated financial statements.

CHARTER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                                                                Six Months Ended       Three Months Ended
                                                                     June 30,                June 30
                                                                ----------------       -------------------
                                                                  1995       1994        1995        1994
                                                                  ----       ----        ----        ----
                                                                 (in thousands, except per share amounts)
Interest Income:
  Loans, including fees. . . . . . . . . . . . . . . .        $ 22,317      $10,604     $11,664    $ 5,560
  Investment securities. . . . . . . . . . . . . . . .           9,326        8,275       4,657      4,403
  Trading account assets . . . . . . . . . . . . . . .             --           175         --         146
  Federal funds sold . . . . . . . . . . . . . . . . .             918          584         291        312
  Securities purchased under agreements to resell. . .             --            29         --         --
  Interest-bearing deposits. . . . . . . . . . . . . .             --            18         --          18
                                                               -------      -------     -------    -------
    Total Interest Income. . . . . . . . . . . . . . .          32,561       19,685      16,612     10,439
                                                               -------      -------     -------    -------
Interest Expense:
  Deposits:
    Interest-bearing demand. . . . . . . . . . . . . .             722          792         351        370
    Savings. . . . . . . . . . . . . . . . . . . . . .             417          466         211        239
    Money market savings . . . . . . . . . . . . . . .           1,795        1,476         888        757
    Time $100,000 and over . . . . . . . . . . . . . .           3,057        1,087       1,381        585
    Time under $100,000. . . . . . . . . . . . . . . .           4,934        1,895       2,623        971
 Securities sold under agreements to repurchase. . . .             773          285         574        193
 Federal funds purchased and Federal Home Loan
    Bank advances. . . . . . . . . . . . . . . . . . .           1,318          --          796        --
 Long-term debt. . . . . . . . . . . . . . . . . . . .             612          547         308        273
                                                               -------      -------     -------    -------
    Total Interest Expense . . . . . . . . . . . . . .          13,628        6,548       7,132      3,388
                                                               -------      -------     -------    -------
Net interest income. . . . . . . . . . . . . . . . . .          18,933       13,137       9,480      7,051
Provision for credit losses (Note 2) . . . . . . . . .             380          109         210         42
                                                               -------      -------     -------    -------
      Net Interest Income After Provision
        for Credit Losses. . . . . . . . . . . . . . .          18,553       13,028       9,270      7,009
                                                               -------      -------     -------    -------
Non-Interest Income:
    Service charges on deposit accounts. . . . . . . .           3,301        2,928       1,650      1,605
    Other customer service fees. . . . . . . . . . . .             641          439         329        197
    Trust Fees . . . . . . . . . . . . . . . . . . . .             970          431         522        216
    Trading account losses . . . . . . . . . . . . . .             --          (33)         --        (34)
    Securities gains . . . . . . . . . . . . . . . . .              86            7         127          1
    Mortgage banking income. . . . . . . . . . . . . .           4,667        1,478       2,912      1,478
    Other. . . . . . . . . . . . . . . . . . . . . . .             982          929         490        586
                                                               -------      -------     -------    -------
      Total Non-Interest Income. . . . . . . . . . . .          10,647        6,179       6,030      4,049
                                                               -------      -------     -------    -------
Non-Interest Expense:
   Salaries and employee benefits. . . . . . . . . . .          11,005        7,590       5,818      4,532
   Net premises and equipment expense. . . . . . . . .           2,941        2,132       1,482      1,182
   Advertising . . . . . . . . . . . . . . . . . . . .             594          386         310        188
   Data processing . . . . . . . . . . . . . . . . . .             834          667         431        345
   Legal fees. . . . . . . . . . . . . . . . . . . . .             573          425         326        207
   Losses and carrying costs of
      other real estate (Note 3) . . . . . . . . . . .             191           77         156         22
   Deposit insurance premiums. . . . . . . . . . . . .             795          637         391        318
   Amortization of intangibles . . . . . . . . . . . .             416          129         215        109
   Stationery and supplies . . . . . . . . . . . . . .             521          311         261        194
   Other . . . . . . . . . . . . . . . . . . . . . . .           3,546        1,813       1,911      1,181
                                                               -------      -------     -------    -------
     Total Non-Interest Expense. . . . . . . . . . . .          21,416       14,167      11,301      8,278
                                                               -------      -------     -------    -------
Earnings before income taxes . . . . . . . . . . . . .           7,784        5,040       3,999      2,780
   Income tax expense. . . . . . . . . . . . . . . . .           2,783        1,765       1,438      1,008
                                                               -------      -------     -------    -------
NET EARNINGS . . . . . . . . . . . . . . . . . . . . .         $ 5,001      $ 3,275     $ 2,561    $ 1,772
                                                               -------      -------     -------    -------
                                                               -------      -------     -------    -------
Earnings per Common Share (Note 5):
   Primary . . . . . . . . . . . . . . . . . . . . . .         $  0.82      $  0.55     $  0.42    $  0.30
   Fully diluted . . . . . . . . . . . . . . . . . . .            0.82         0.55        0.42       0.30
Weighted Average Shares Outstanding:
   Primary . . . . . . . . . . . . . . . . . . . . . .       6,029,637    6,021,072    6,029,637 6,029,637
   Fully diluted . . . . . . . . . . . . . . . . . . .       6,029,637    6,029,637    6,029,637 6,029,637

                 The accompanying notes are an integral part of the
                        consolidated financial statements.

CHARTER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

                                                                       SIX MONTHS ENDED        Year Ended
                                                                         JUNE 30, 1995      December 31, 1994
                                                                         -------------      -----------------
                                                                                    (in thousands)
Preferred stock, ($50.00 par value)
   Balance at beginning of year. . . . . . . . . . . . . . . . . . . . .     $   710              $   710
                                                                             -------              -------
     Balance at end of period (14,204 shares issued
       and 14,201 shares outstanding). . . . . . . . . . . . . . . . . .         710                  710
                                                                             -------              -------
Common stock ($1.00 par value)
   Balance at beginning of year. . . . . . . . . . . . . . . . . . . . .       5,944                5,643
   Stock dividend (282,769 shares in 1994) . . . . . . . . . . . . . . .          --                  283
   Conversion of debentures (18,040 shares in 1994)  . . . . . . . . . .          --                   18
                                                                             -------              -------
     Balance at end of period (5,943,491 shares
       issued and 5,773,216 shares outstanding). . . . . . . . . . . . .       5,944                5,944
                                                                             -------              -------
Class B special common stock ($1.00 par value)
   Balance at beginning of year. . . . . . . . . . . . . . . . . . . . .         209                  199
   Stock dividend (9,960 shares in 1994) . . . . . . . . . . . . . . . .          --                   10
                                                                             -------              -------
     Balance at end of period (209,261 shares issued
       and outstanding). . . . . . . . . . . . . . . . . . . . . . . . .         209                  209
                                                                             -------              -------
Series C special common stock ($1.00 par value)
   Balance at beginning of year  . . . . . . . . . . . . . . . . . . . .          47                   45
   Stock dividend - common stock (2,245 shares in 1994). . . . . . . . .          --                    2
                                                                             -------              -------
     Balance at end of period (47,160 shares issued
       and outstanding). . . . . . . . . . . . . . . . . . . . . . . . .          47                   47
                                                                             -------              -------
Capital surplus
   Balance at beginning of year. . . . . . . . . . . . . . . . . . . . .      35,609               31,159
Conversion of debentures . . . . . . . . . . . . . . . . . . . . . . . .          --                  247
Stock dividend - common stock. . . . . . . . . . . . . . . . . . . . . .          --                4,203
                                                                             -------              -------
     Balance at end of period. . . . . . . . . . . . . . . . . . . . . .      35,609               35,609
                                                                             -------              -------
Retained earnings
   Balance at beginning of year. . . . . . . . . . . . . . . . . . . . .      10,459                8,749
   Cash dividends - preferred stock. . . . . . . . . . . . . . . . . . .         (28)                 (57)
   Cash dividend - common stock. . . . . . . . . . . . . . . . . . . . .        (861)              (1,421)
   Stock dividend - common stock . . . . . . . . . . . . . . . . . . . .          --               (4,498)
   Net earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,001                7,686
                                                                             -------              -------
     Balance at end of period. . . . . . . . . . . . . . . . . . . . . .      14,571               10,459
                                                                             -------              -------
Unrealized gain(loss) on
  securities available for sale. . . . . . . . . . . . . . . . . . . . .         115               (3,352)
                                                                             -------              -------
Treasury stock
   Balance at beginning of period. . . . . . . . . . . . . . . . . . . .        (733)                (733)
   Treasury stock acquired through conversion of
     debentures (639 shares in 1994) . . . . . . . . . . . . . . . . . .          (5)                  (5)
                                                                             -------              -------
     Balance at end of period (170,275 shares common
       and 3 shares preferred) . . . . . . . . . . . . . . . . . . . . .        (738)                (738)
                                                                             -------              -------
TOTAL SHAREHOLDERS' EQUITY (Notes 4 and 5) . . . . . . . . . . . . . . .     $56,467              $48,888
                                                                             -------              -------
                                                                             -------              -------

                  The accompanying notes are an integral part of the
                        consolidated financial statements.

CHARTER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                 Six Months Ended June 30,
                                                                                  1995               1994
                                                                                  ----               ----
                                                                                      (in thousands)
Cash flows from operating activities:
   Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  5,001              $  3,275
                                                                              --------              --------
   Adjustments to reconcile net earnings to net cash provided by
     (used in) operating activities:
     Depreciation and amortization . . . . . . . . . . . . . . . . . . .         1,199                  948
     Amortization of intangibles . . . . . . . . . . . . . . . . . . . .           416                  129
     Net amortization (accretion) of premiums and
       (discounts) on securities . . . . . . . . . . . . . . . . . . . .          (210)               1,695
     Provision for credit losses . . . . . . . . . . . . . . . . . . . .           380                  109
     Provision for other real estate losses. . . . . . . . . . . . . . .           123                   --
     Net gain on sales of securities . . . . . . . . . . . . . . . . . .           (86)                  (7)
     Origination of loans available for sale . . . . . . . . . . . . . .      (158,341)             (57,720)
     Proceeds from sales of loans available for sale . . . . . . . . . .       154,381               48,080
     Net gain on sale of loans . . . . . . . . . . . . . . . . . . . . .        (1,547)                  --
     Net trading account activity. . . . . . . . . . . . . . . . . . . .            --                   33
     Net gain on sales of fixed assets, other real estate
       and collateral acquired . . . . . . . . . . . . . . . . . . . . .           (41)                 (21)
     Net increase in other assets and interest receivable. . . . . . . .        (1,905)                (200)
     Net increase (decrease) in other liabilities and interest payable .        (4,366)                  373
     Net (increase) decrease in deferred tax asset . . . . . . . . . . .          (162)                  370
     Increase in outstanding expense and interest checks . . . . . . . .            55                   221
                                                                              --------              --------
       Total Adjustments . . . . . . . . . . . . . . . . . . . . . . . .       (10,104)               (5,990)
                                                                              --------              --------
         Net Cash Provided by (Used in) Operating Activities . . . . . .        (5,103)               (2,715)
                                                                              --------              --------
Cash flows from investing activities:
   Proceeds from sales of securities available for sale. . . . . . . . .        19,346                 6,113
   Proceeds from maturities and prepayments of securities. . . . . . . .        27,604                63,135
   Purchase of securities. . . . . . . . . . . . . . . . . . . . . . . .       (20,819)              (90,611)
   Net (increase) decrease in loans. . . . . . . . . . . . . . . . . . .       (70,870)               44,180
   Capital expenditures. . . . . . . . . . . . . . . . . . . . . . . . .        (1,982)               (1,212)
   Proceeds from sales of other real estate. . . . . . . . . . . . . . .           639                   354
   Proceeds from sales of fixed assets . . . . . . . . . . . . . . . . .            29                    --
   Purchase of mortgage company, net of acquired cash equivalents. . . .            --                (3,359)
   Purchase of banking branches, net of acquired cash equivalents. . . .            --                19,317
   Purchase of trust assets. . . . . . . . . . . . . . . . . . . . . . .        (1,811)                   --
   Purchase of banking organization, net of acquired cash equivalents. .         7,641                    --
                                                                              --------              --------
         Net Cash Provided by (Used In) Investing Activities . . . . . .       (40,223)               37,917
                                                                              --------              --------
Cash flows from financing activities:
   Net decrease in non-interest-bearing, demand,
     savings, interest-bearing demand and money market accounts. . . . .       (12,303)              (11,049)
   Net decrease in certificate of deposits . . . . . . . . . . . . . . .       (18,944)               (2,050)
   Net increase (decrease) in federal funds purchased and
     securities sold under agreements to repurchase. . . . . . . . . . .        44,623                (1,603)
   Net increase in Federal Home Loan Bank advances . . . . . . . . . . .         1,599                38,000
   Payment of  long-term debt. . . . . . . . . . . . . . . . . . . . . .            --                (1,000)
   Payment of common dividends . . . . . . . . . . . . . . . . . . . . .          (430)                 (701)
   Payment of preferred dividends. . . . . . . . . . . . . . . . . . . .           (28)                  (28)
   Increase in long term debt. . . . . . . . . . . . . . . . . . . . . .            --                 2,500
                                                                              --------              --------
         Net Cash Provided by (Used in) Financing Activities . . . . . .        14,517                24,069
                                                                              --------              --------
Net Increase (Decrease) in Cash and Cash Equivalents . . . . . . . . . .       (30,809)               59,271
                                                                              --------              --------
Cash and Cash Equivalents at Beginning of Period . . . . . . . . . . . .        73,170                72,362
                                                                              --------              --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . . . . . . . . . . .      $ 42,361              $131,633
                                                                              --------              --------
                                                                              --------              --------
SUPPLEMENTAL DISCLOSURE:
   Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 12,935              $  6,364
   Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . .         3,560                   20
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Other real estate and collateral acquired . . . . . . . . . . . . . .           398                  262
   Loans made to finance sales of other real estate. . . . . . . . . . .           120                   --

              The accompanying notes are an integral part of the
                     consolidated financial statements.

CHARTER BANCSHARES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

    The accounting and reporting policies of Charter Bancshares, Inc. ("Charter" or "the Company") conform to generally accepted accounting principles and to general practices within the banking industry. The accompanying consolidated financial statements include the accounts of Charter and its subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation. Certain amounts have been reclassified in the accompanying consolidated financial statements from those previously reported for the quarter ended June 30, 1994 to conform to current year financial statement classifications.

    The accompanying consolidated financial statements were not audited by independent certified public accountants, but in the opinion of management reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of same.

NOTE 2 - ALLOWANCE FOR CREDIT LOSSES

    The following table is an analysis of the activity in the allowance for credit losses for the six months ended June 30, 1995 and 1994:

                                                                          1995                   1994
                                                                          ----                   ----
                                                                                (in thousands)
Balance at beginning of period . . . . . . . . . . . . . . . . . .       $4,446                  $4,616
Allowance of acquired bank . . . . . . . . . . . . . . . . . . . .          799                      --
Provision charged to operating expenses. . . . . . . . . . . . . .          380                     109
Loans charged off. . . . . . . . . . . . . . . . . . . . . . . . .         (254)                   (723)
Less recoveries on loans previously charged off. . . . . . . . . .          101                     310
                                                                         ------                  ------
Net loan charge-offs . . . . . . . . . . . . . . . . . . . . . . .         (153)                   (413)
                                                                         ------                  ------
Balance at end of period . . . . . . . . . . . . . . . . . . . . .       $5,472                  $4,312
                                                                         ------                  ------
                                                                         ------                  ------

NOTE 3 - ALLOWANCE FOR OTHER REAL ESTATE LOSSES

Other real estate ("ORE") is reflected on the consolidated balance sheets net of an allowance for anticipated losses on other real estate. The following table is an analysis of activity in the allowance for anticipated losses on other real estate for the six months ended June 30, 1995 and 1994:

                                                                         1995                    1994
                                                                         ----                    ----
                                                                                 (in thousands)
Balance at beginning of period . . . . . . . . . . . . . . . . . .       $2,361                  $2,418
Allowance of acquired bank . . . . . . . . . . . . . . . . . . . .          120                      --
Provision charged to operating expenses. . . . . . . . . . . . . .          169                      --
Reductions . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (410)                    (38)
                                                                         ------                  ------
Balance at end of period . . . . . . . . . . . . . . . . . . . . .       $2,240                  $2,380
                                                                         ------                  ------
                                                                         ------                  ------

NOTE 4 - DIVIDENDS

     Charter's board of directors declared cash dividends totalling $459,000 and $431,000 that were paid April 17, 1995 and July 14, 1995, while cash dividends totalling $378,000 and $351,000 were paid March 31, 1994 and July 20, 1994 to shareholders of common and preferred stock. Of the amounts paid, $28,000 was paid to holders of the initial series preferred stock on March 31, 1995 and 1994.

NOTE 5 - EARNINGS PER COMMON SHARE

  Earnings per common share are computed as follows:

                                                             Six Months Ended          Three Months Ended
                                                                 June 30,                    June 30
                                                            ------------------         -------------------
                                                            1995          1994           1995         1994
                                                            ----          ----           ----         ----
                                                              (in thousands,except per share amounts)
Net earnings . . . . . . . . . . . . . . . . . . . . .      $5,001        $3,275         $2,561       $1,772
                                                            ------        ------         ------       ------
Less preferred dividend requirements . . . . . . . . .          28            28             --           --
                                                            ------        ------         ------       ------
Primary earnings applicable to common
  shareholders . . . . . . . . . . . . . . . . . . . .       4,973         3,247          2,561        1,772
Interest expense on debentures . . . . . . . . . . . .          --             5             --           --
                                                            ------        ------         ------       ------
Fully diluted earnings applicable to common
  shareholders . . . . . . . . . . . . . . . . . . . .      $4,973        $3,252         $2,561       $1,772
                                                            ------        ------         ------       ------
                                                            ------        ------         ------       ------
Primary earnings per common share:
   Net earnings. . . . . . . . . . . . . . . . . . . .      $ 0.82        $ 0.55         $ 0.42       $ 0.30
                                                            ------        ------         ------       ------
                                                            ------        ------         ------       ------
Fully diluted earnings per common share:
   Net earnings. . . . . . . . . . . . . . . . . . . .      $ 0.82        $ 0.55         $ 0.42       $ 0.30
                                                            ------        ------         ------       ------
                                                            ------        ------         ------       ------
Weighted average common shares outstanding:
   Primary . . . . . . . . . . . . . . . . . . . . . .   6,029,637     6,021,072      6,029,637    6,029,637
   Fully diluted . . . . . . . . . . . . . . . . . . .   6,029,637     6,029,637      6,029,637    6,029,637

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

NOTE 6 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

    Fair values were estimated by management as of June 30, 1995 and December 31, 1994, which required the exercise of considerable judgment. Accordingly, the estimates presented herein are not necessarily indicative of the amounts Charter could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated values presented.

    The estimated fair values of Charter's financial instruments were as follows:

                                                                   JUNE 30,                December 31,
                                                                     1995                      1994
                                                             ---------------------     -------------------

                                                             CARRYING        FAIR      Carrying       Fair
                                                              AMOUNT         VALUE      Amount       Value
                                                              ------         -----      ------       -----
Financial Assets:

   Cash and short-term investments . . . . . . . . . .       $ 42,361      $ 42,361    $ 73,170     $ 73,170
   Securities. . . . . . . . . . . . . . . . . . . . .        292,194       291,396     280,314      271,869
   Loans . . . . . . . . . . . . . . . . . . . . . . .        506,563       507,311     343,761      342,116
   Less:  allowance for credit losses. . . . . . . . .          5,472         5,472       4,446        4,446
                                                             --------      --------    --------     --------
     Loans, net. . . . . . . . . . . . . . . . . . . .        501,091       501,839     339,315      337,670
                                                             --------      --------    --------     --------
Financial Liabilities:

   Deposits. . . . . . . . . . . . . . . . . . . . . .        686,965       692,017     616,880      615,695
    Federal funds purchased and securities sold under
      agreements to repurchase . . . . . . . . . . . .         65,217        65,217      20,594       20,584
   Federal Home Loan Bank advances . . . . . . . . . .         37,468        37,261      13,000       13,000
   Long-term debt and debentures . . . . . . . . . . .         14,850        15,244      14,850       13,443

Unrecognized financial instruments:

   Commitments to extend credit. . . . . . . . . . . .         99,289        99,289      90,803       90,803
   Standby letters of credit . . . . . . . . . . . . .          8,833         8,833       7,732        7,732

Instruments with off-balance sheet
   risk - unrealized gain (loss):

     Interest rate caps and floors . . . . . . . . . .                          111                     (640)

  NOTE 7 - ACQUISITIONS

     On January 10, 1995, Charter acquired West Loop Savings and Loan Association, which represented the fifth largest thrift in the Houston area with total assets of approximately $140 million at December 31, 1994. Immediately following the acquisition, West Loop's charter was converted to a Texas state savings bank under the name Charter Bank, SSB, in order to reduce certain regulatory burdens, establish a vehicle for possible expansion of nonbank activities, and implement a product mix which is consistent with Charter's other subsidiary banks. Charter Bank, SSB has two banking facilities, one facility in the reemerging Meyerland area of Houston, and one in nearby Baytown, Texas.

     At June 30, 1995, Charter Bank, SSB had total loans of $89,062,000, total deposits of $95,998,000 and total assets of $144,549,000. The acquisition was accounted for under the purchase method of accounting, with cash as the sole form of consideration given. The acquisition resulted in an increase in goodwill of $722,000, which amount is being amortized on a straight line basis over fifteen years.

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

At June 30, 1995, outstanding advances totaled $37,468,000 with an average rate of 6.97 %. Of this amount, $9,700,000 has a final maturity date of June 7, 2001 and bears interest at a current rate of 5.75% adjustable semi-annually to 6-month LIBOR. In addition, there is a $15,000,000 advance maturing July 6, 1995 with a fixed rate of 6.07%. The remaining $12,768,000 is comprised of several amortizing advances with final maturities from 2001 through 2013 and bear a weighted average rate of 8.96%.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(A) ANALYSIS OF RESULTS OF OPERATIONS

CONDENSED STATEMENTS OF OPERATIONS

    The following is a comparison of Charter's condensed statements of operations for the three and six-month periods ended June 30, 1995 and 1994:

                                        Six Months Ended                    Three Months Ended
                                             June 30,                             June 30,
                                        ----------------   Increase          -------------------     Increase
                                          1995      1994   (Decrease)         1995         1994     (Decrease)
                                          ----      ----   ----------         ----         ----     ----------
                                                                   (in thousands)
Interest income. . . . . . . . . .      $32,561   $19,685    $12,876        $16,612     $10,439       $6,173
Interest expense . . . . . . . . .       13,628     6,548      7,080          7,132       3,388        3,744
                                        -------   -------    -------        -------      ------       ------
  Net interest income. . . . . . .       18,933    13,137      5,796          9,480       7,051        2,429
Provision for credit losses. . . .          380       109        271            210          42          168
Non-interest income. . . . . . . .       10,647     6,179      4,468          6,030       4,049        1,981
Non-interest expense . . . . . . .       21,416    14,167      7,249         11,301       8,278        3,023
                                        -------   -------    -------        -------      ------       ------
Earnings before income taxes . . .        7,784     5,040      2,744          3,999       2,780        1,219
Income tax expense . . . . . . . .        2,783     1,765      1,018          1,438       1,008          430
                                        -------   -------    -------        -------      ------       ------
  NET EARNINGS . . . . . . . . . .      $ 5,001   $ 3,275    $ 1,726        $ 2,561      $1,772       $  789
                                        -------   -------    -------        -------      ------       ------
                                        -------   -------    -------        -------      ------       ------

     Earnings before income taxes increased $2.7 million for the first six months of 1995 as compared to the first six months of 1994 due to an increase in earnings from ongoing operations and from acquisitions closed in 1994 and 1995. Net earnings increased for the first six months of 1995 to $5,001,000 as compared to $3,275,000 for the first six months of 1994. In the following sections, the major factors affecting the components of income and expense are examined. Information concerning assets and liabilities are subsequently provided so that an evaluation can be made of capitalization and liquidity as they may affect Charter's future outlook.

NET INTEREST INCOME

     The data used in the analysis of the changes in net interest income is derived from the daily average levels of earning assets and interest-bearing liabilities as well as from the rates earned and paid on such amounts. The schedule below gives a comparative analysis of Charter's daily average interest-earning accounts (including non-accruing loans) and interest-bearing accounts for the six-month periods ended June 30, 1995 and 1994. The rates earned and paid on each major type of asset and liability account are then shown beside the average balance in the account for the period. The average yields on all interest-earning assets (including non-accruing loans) and the average cost of all interest-bearing liabilities also are summarized.

COMPARATIVE NET INTEREST MARGIN

                                                              Six Months Ended June 30,
                                          --------------------------------------------------------------------
                                                       1995                                 1994
                                          --------------------------------     -------------------------------

                                          AVERAGE                  YIELD       Average                  Yield
                                          BALANCE      INTEREST    OR RATE     Balance     Interest    or Rate
                                          -------      --------    -------     -------     --------    -------
                                                                    (in thousands)
Assets:
   Loans . . . . . . . . . . . . . .     $443,650      $22,317     10.14%      $257,895     $10,604     8.22%
   Interest-earning deposits . . . .           --           --        --            841          18     4.28
   Trading account assets. . . . . .           --           --        --          5,270         175     6.64
   Securities:
     Taxable . . . . . . . . . . . .      304,496        9,304      6.16        305,083       8,260     5.42
     Non-taxable . . . . . . . . . .          948           22      4.64            651          15     4.71
                                         --------      -------     -----       --------     -------     ----
     Total Securities. . . . . . . .      305,444        9,326      6.16        305,734       8,275     5.41
                                         --------      -------     -----       --------     -------     ----
   Federal funds sold and securities
     purchased under agreements to
     resell. . . . . . . . . . . . .       42,636          918      4.34         33,308         613     3.71
                                         --------      -------     -----       --------     -------     ----
   Total Earning Assets/Yield. . . .      791,730       32,561      8.29        603,048      19,685     6.54
                                         --------      -------     -----       --------     -------     ----
   Cash and due from banks . . . . .       38,590                                35,054
     Other assets. . . . . . . . . .       39,219                                28,490
   Allowance for credit losses . . .       (5,470)                               (4,497)
                                         --------                              --------
     Total Assets. . . . . . . . . .     $864,069                              $662,095
                                         --------                              --------
                                         --------                              --------
Liabilities and Shareholders' Equity:
   Interest-bearing demand deposits.     $ 90,427          722      1.61       $ 96,302         792     1.66
   Savings deposits. . . . . . . . .       34,508          417      2.43         38,444         466     2.44
   Money market savings. . . . . . .      106,077        1,795      3.41        110,331       1,476     2.70
   Other time deposits . . . . . . .      299,830        7,991      5.37        172,159       2,982     3.46
   Federal funds purchased and
     securities sold under agreements
     to repurchase . . . . . . . . .       54,132        1,145      4.27         15,463         280     3.65
   Federal Home Loan Bank advances .       25,148          946      7.59            210           5     4.73
   Long-term debt. . . . . . . . . .       14,850          612      8.31         14,074         547     7.83
                                         --------      -------     -----       --------     -------     ----
   Total Interest-Bearing
     liabilities/Rate. . . . . . . .      624,972       13,628      4.40        446,983       6,548     2.95
                                         --------      -------     -----       --------     -------     ----
   Demand deposits . . . . . . . . .      171,045                               161,820
   Other liabilities . . . . . . . .       16,009                                 5,977
                                         --------                              --------
     Total Liabilities . . . . . . .      812,026                               614,780
   Shareholders' Equity. . . . . . .       52,043                                47,315
                                         --------                              --------
     Total Liabilities and
       Shareholders' Equity. . . . .     $864,069                              $662,095
                                         --------                              --------
                                         --------                              --------
Net Interest Income. . . . . . . . .                   $18,933                              $13,137
                                                       -------                              -------
                                                       -------                              -------
Interest Rate Spread . . . . . . . .                                3.89%                               3.59%
                                                                    ----                                ----
                                                                    ----                                ----
Net Interest Margin. . . . . . . . .                                4.82%                               4.38%
                                                                    ----                                ----
                                                                    ----                                ----

     The increase in net interest income in the first six months of 1995 is due to a higher net interest rate spread applied to a larger volume of earning assets. The interest rate spread of 3.89% and the net interest margin of 4.82% reflect an increase from their levels in the same period for the prior year. A further understanding of the factors responsible for the year-to-year increase in net interest income can be obtained by examining the changes in: (1) the volume of earning assets and (2) the net interest income produced after the related cost of funding these earning assets.

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

ANALYSIS OF NET INTEREST INCOME

                                                          Six Months Ended June 30,
                                      --------------------------------------------------------------------
                                                   1995                                        1994
                                      ---------------------------------        ---------------------------
                                      AVERAGE                     NET          Average               Net
                                      EARNING    INTEREST      INTEREST        Earning  Interest  Interest
                                      ASSETS      SPREAD        INCOME         Assets    Spread    Income
                                      ------      ------        ------         ------    ------    ------
                                                               (in thousands)
SOURCE OF FUNDING

Interest-bearing liabilities . .     $624,971     3.89%        $12,075        $446,983    3.59%    $ 8,030
Non-interest-bearing
  liabilities and
  equity capital . . . . . . . .      166,759     8.29           6,858         156,065    6.54       5,107
                                     --------                  -------        --------             -------
     Total . . . . . . . . . . .     $791,730                  $18,933        $603,048             $13,137
                                     --------                  -------        --------             -------
                                     --------                  -------        --------             -------

     The $5,796,000 increase in total net interest income between the first six months of 1995 and the first six months of 1994 can be attributed to a higher net interest rate spread applied to a higher level of earning assets ($791,730,000 in 1995 versus $603,048,000 in 1994). The higher net interest rate spread was due to a change in the mix of earning assets which reflects an increase in loan volumes with a corresponding increase in loan yields. The increase in loan volumes reflects the acquisitions of Charter Builders Group, Charter Bank, SSB and loans generated from internal growth. The higher yield on loans was the result of an increase in lending rates, primarily the prime lending rate (prime rate was 9.00% at June 30, 1995, as compared to 7.25% at June 30, 1994).

     Increases in non-interest-bearing sources of funds reflect the increases in non-interest-bearing deposits, which averaged approximately 24% of total average deposits for the six months ended June 30, 1995. The high level of this type of deposit favorably impacts net interest income. The impact is more favorable in periods of relatively higher interest rates.

PROVISION FOR CREDIT LOSSES

    The allowance for credit losses at June 30, 1995 of $5,472,000 represented 1.08% of outstanding loans. A year earlier, this ratio was 1.68% and at December 31, 1994, it was 1.29%. Annualized net loans charged-off as a percent of average loans outstanding was .07% during the first six months of 1995 as compared to net loans charged-off .32% during the first six months of 1994. The provision for credit losses charged against earnings was $380,000 for the six months ended June 30, 1995, as compared to $109,000 for the corresponding period in 1994.

    The following table is an analysis of the activity in the allowance for credit losses for the three and six-month periods ended June 30, 1995 and 1994:

                                                        Six Months Ended            Three Months Ended
                                                            June 30,                      June 30,
                                                       ------------------           -------------------
                                                       1995          1994           1995         1994
                                                       ----          ----           ----         ----
                                                                          (in thousands)
Average loans outstanding. . . . . . . . . . .      $443,650      $257,895         $465,308     $254,896
Loans outstanding at end of period . . . . . .       506,563       255,947          506,563      255,947
                                                    --------      --------         --------     --------
Transactions in the allowance for credit losses:
   Balance at beginning of period. . . . . . .         4,446         4,616            5,426        4,367
   Allowance of aquired bank . . . . . . . . .           799            --               --           --
   Provision charged to operating expenses . .           380           109              210           42
   Loans charged off:
     Real estate . . . . . . . . . . . . . . .            --           261               --           32
     Commercial. . . . . . . . . . . . . . . .             6           267               --           96
     Individuals . . . . . . . . . . . . . . .           208           195              168           94
     Other . . . . . . . . . . . . . . . . . .            40            --               40           --
                                                    --------      --------         --------     --------
     Total loans charged off . . . . . . . . .           254           723              208          222
                                                    --------      --------         --------     --------
   Recoveries on loans previously charged off:
     Real estate . . . . . . . . . . . . . . .            19           162               17           55
     Commercial. . . . . . . . . . . . . . . .            24            58               11           36
     Individuals . . . . . . . . . . . . . . .            58            90               16           34
                                                    --------      --------         --------     --------
     Total recoveries. . . . . . . . . . . . .           101           310               44          125
                                                    --------      --------         --------     --------
        Net loans charged off  . . . . . . . .          (153)         (413)            (164)         (97)
                                                    --------      --------         --------     --------
     Balance at end of period. . . . . . . . .      $  5,472      $  4,312         $  5,472     $  4,312
                                                    --------      --------         --------     --------
                                                    --------      --------         --------     --------
Ratios:
   Allowance as a percent of loans outstanding
     at end of period. . . . . . . . . . . . .         1.08%          1.68%            1.08%        1.68%
   Allowance as a percent of average loans . .         1.23           1.67             1.18         1.69
   Net loans charged off as a percent of
     average loans outstanding (annualized). .         0.07           0.32             0.14         0.15

NON-INTEREST INCOME

    Non-interest income increased 72.3% during the first six months of 1995
as compared to the same period in 1994.   Excluding the effect of securities
transactions and mortgage banking income for the six months ended June 30 of each year, non-interest income increased 25.6%. Service charges on deposits, increased by 12.7% to $3,301,000 for the six months ended June 30, 1995, as compared to $2,928,000 for the same period in 1994. The increase in service charge income was primarily due to an increase in the average volume of non-interest-bearing demand accounts, which generate the majority of this fee income. Average non-interest-bearing demand accounts increased by approximately $9.2 million, or 5.7% for the first six months of 1995 as compared to the same period in 1994.

    Mortgage banking income increased by 215.8% to $4,667,000 for the six months ended June 30, 1995 as compared to $1,478,000 for the same period in 1994 and is entirely attributable to the acquisition of Charter Mortgage in April, 1994. Components of mortgage banking income include loan origination fees, fees from the sale of loans and sales of related servicing rights on originated loans.

    Investment securities activity resulted in a gain of $86,000 for the first six months of 1995 as compared to a gain of $7,000 for the same period in 1994. Trust fees represent revenues earned by services provided to customers of Charter's Asset Management and Trust Services Department. During the first six months of 1995 trust fees increased $539,000 to $970,000, or by 125.1% compared to the first six months of 1994, due to an increase in the assets under administration which grew to approximately $282 million at the end of June 30, 1995, compared to $180 million at the end of June 1994.

    Other customer service fees increased $141,000 for the six months ended June 30, 1995 as compared to the same period in 1994. Components of other customer service fees include check printing fees, ATM settlement fees, research fees and wire transfer fees. The components of the "other" category of non-interest income consist of fees generated from customers engaged in international trade such as foreign exchange fees and letter of credit fees, plus miscellaneous fees such as collection fees, credit card fees, safe deposit rentals and discount brokerage commissions. These fees correlate to the level of transactions in each of the referenced categories. Other non-interest income increased $114,000 or 13.1% in the first six months of 1995 compared to the first six months of 1994. Fees from components within the "other" category which improved in 1995 include a $48,000 increase in fees generated from letters of credit, $36,000 increase in collection fees and $44,000 increase in other miscellaneous income.

    The following table sets forth by category the non-interest income and the percentage change from the prior period:

                                                 SIX MONTHS ENDED                        THREE MONTHS ENDED
                                                 -----------------                       ------------------
                                                      JUNE 30,                                  JUNE 30,
                                                 -----------------                        -----------------
                                           1995                      1994               1995                  1994
                                     ---------------           ---------------     ----------------     -----------------
                                     AMOUNT   CHANGE           Amount   Change     AMOUNT    CHANGE     Amount     Change
                                     ------   ------           ------   ------     ------    ------     ------     ------
                                                                 (in thousands)
Service charges on deposits  . .    $ 3,301     12.7%          $2,928    14.4%     $1,650      2.8%     $1,605       16.5%
Other customer service fees  . .        641     28.2              500    29.9         329     67.0         197        4.8
Trust Fees . . . . . . . . . . .        970    125.1              431    92.4         522    141.7         216       60.0
Investment securities gains. . .         86       NM                7   (95.4)        127       NM           1     (103.3)
Trading account losses . . . . .         --       --              (33)     NM          --       --         (34)        NM
Mortgage banking income. . . . .      4,667    215.8            1,478      NM       2,912     97.0       1,478         NM
Other. . . . . . . . . . . . . .        982     13.1              868    40.7         490    (16.4)        586       48.4
                                    -------    -----           ------   -----      ------    -----      ------      -----
     Total . . . . . . . . . . .    $10,647     72.3%          $6,179    56.9%     $6,030     48.9%     $4,049       96.0%
                                    -------    -----           ------   -----      ------    -----      ------      -----
                                    -------    -----           ------   -----      ------    -----      ------      -----

"NM" denotes a comparison that is not meaningful.

NON-INTEREST EXPENSE

  Non-interest expense increased 51.2% during the first six months of 1995 as compared to the same period in 1994. Non-interest expenses from Charter Mortgage were $3.9 million and $1.4 million for Charter Bank, SSB in 1995. Excluding the impact of expenses from Charter Mortgage and Charter Bank, SSB non-interest expense increased 23.9% during the first six months of 1995 as compared to the same period in 1994.

  The largest single line item for non-interest expense continues to be salaries and benefits which increased by $3,415,000, or 31.6% for the first six months of 1995. Approximately $3,110,000 of the increase in salaries and benefits was generated by $194,000 from the new Fiesta Mart branches and $176,000 by Charter Builders Group, while the Charter Mortgage acquisition generated an additional $2,085,000 and the Charter Bank, SSB acquisition generated an additional $655,000. Excluding the impact of these acquisitions, total salaries and benefits increased by $305,000, or 4.5% for 1995 as compared to 1994. This remaining increase in salary expense is due to merit increases and Charter's expanded activities and strategic initiatives in the areas of trust services, services facilitating international trade, and expanded retail banking.

    The acquisition of Charter Mortgage gave rise to increases in several categories of non-interest expense, including net premises and equipment expense, legal fees, amortization of intangibles, stationary and supplies and "other" expense. Expense incurred by Charter Mortgage and reflected on the consolidated financial statements of Charter for 1995 in each of the preceding categories approximated $275,000, $31,000, $145,000, $80,000, and $286,000, respectively.

  The acquisition of Charter Bank, SSB also contributed to increases in several categories of non-interest expense, including net premises and equipment expense, electronic data processing and deposit insurance premiums. Expense incurred by Charter Bank, SSB and reflected on the consolidated financial statements of Charter for 1995 in each of the preceding categories approximated $243,000, $55,000, and $135,000, respectively.

  The following table sets forth by category the operating expenses and the percentage change from the prior period:

                                          Six Months Ended                       Three Months Ended
                                          ----------------                       ------------------
                                               June 30                                  June 30
                                          ----------------                       -------------------
                                        1995               1994                1995                 1994
                                  ----------------   ----------------   ----------------     -----------------
                                  AMOUNT    CHANGE   Amount    Change   AMOUNT     CHANGE    Amount     Change
                                  ------    ------   ------    ------   ------     ------    ------     ------
                                                                       (in thousands)
Salaries and benefits . . . .     $11,005    45.0%   $ 7,590   31.6%    $ 5,818    28.4%    $4,532      48.6%
Occupancy expense . . . . . .       2,941    37.9      2,132   25.3       1,482    25.4      1,182      29.0
Advertising . . . . . . . . .         594    53.9        386   40.9         310    64.9        188      43.5
Electronic data processing. .         834    25.0        667   17.4         431    24.9        345      17.7
Legal expense . . . . . . . .         573    34.8        425   43.6         326    57.5        207      13.1
ORE losses and carrying
 costs. . . . . . . . . . . .         191   148.1         77  (94.8)        156      NM         22     (93.2)
Deposit insurance premium . .         795    24.8        637   (2.7)        391    23.0        318      (8.9)
Amortization of intangibles .         416   222.5        129  (49.4)        215    97.2        109     (23.8)
Stationery and supplies . . .         521    67.5        311   59.5         261    34.5        194      81.3
Other . . . . . . . . . . . .       3,546    95.6      1,813   (7.2)      1,911    61.8      1,181      13.6
                                  -------   -----    -------  -----     -------    ----     ------     -----
    Total . . . . . . . . . .     $21,416    51.2%   $14,167    7.9%    $11,301    36.5%    $8,278      26.7%
                                  -------   -----    -------  -----     -------    ----     ------     -----
                                  -------   -----    -------  -----     -------    ----     ------     -----

(B) ANALYSIS OF FINANCIAL CONDITION

    Total assets at June 30, 1995, were $871,746,000 as compared to Charter's
total assets of $722,398,000 at December 31, 1994.   Loans increased by
approximately $162.8 million from year-end 1994 primarily as a result of the Charter Bank, SSB acquisition, $85.8 million, and $77 million from internal loan growth. Normal recurring fluctuations decreased cash and due from banks by $9.7 million since year-end. The most significant changes in sources of funds were in deposits, Federal Home Loan Bank advances and Federal funds purchased, which increased by approximately $70.1 million, $24.5 million, and $42.4 million, respectively, from year-end 1994,which were primarily attributed to the Charter Bank, SSB acquisition and an increase in short-term borrowings to facilitate internal growth.

CAPITAL RESOURCES

    Under the guidelines published by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"), Charter's aggregate risk-weighted assets and off-balance sheet exposures at June 30, 1995 and December 31, 1994, were approximately $495,290,000 and $386,041,000, respectively, calculated as follows:

RISK-WEIGHTED ASSETS                               JUNE 30,                                December 31,
                                         -----------------------------           ----------------------------
                                                     1995                                      1994
                                         -----------------------------           ----------------------------
                                         AGGREGATE        RISK-WEIGHTED          Aggregate      Risk-Weighted
                                          AMOUNT             AMOUNT               Amount           Amount
                                          ------             ------               ------           ------
                                                                    (in thousands)
Investment securities. . . . . . .        $292,194          $ 44,433              $280,314       $ 42,971
Loans. . . . . . . . . . . . . . .         506,563           400,115               343,761        294,394
Other interest earning assets. . .           6,874             1,375                28,007          5,602
Cash and due from banks. . . . . .          35,487             4,418                45,163          5,576
All other assets . . . . . . . . .          36,100            36,100                29,599         29,599
                                          --------          --------              --------       --------
     Total Adjusted Assets (1) . .        $877,218           486,441              $726,844        378,142
                                          --------          --------              --------       --------
                                          --------                                --------
Total credit-equivalent amount of
  off-balance sheet items. . . . .                             8,849                                7,899
                                                            --------                             --------
     Total Risk-Weighted Assets. .                          $495,290                             $386,041
                                                            --------                             --------
                                                            --------                             --------

(1) Total adjusted assets are total assets plus the allowance for credit losses.

    The following table indicates Charter's risk-based capital as calculated in accordance with the Federal Reserve Board's guidelines:

Risk-Weighted Capital                                                          JUNE 30,          December 31,
                                                                                1995                 1994
                                                                                ----                 ----
                                                                                      (in thousands)
Core Capital (Tier 1):
   Common equity . . . . . . . . . . . . . . . . . . . . . . . . . .          $49,262                $47,721
   Preferred equity. . . . . . . . . . . . . . . . . . . . . . . . .              710                    710
                                                                              -------                -------
   Total Core Capital. . . . . . . . . . . . . . . . . . . . . . . .           49,972                 48,431
                                                                              -------                -------
Supplementary Capital (Tier 2):
   Allowance for credit losses . . . . . . . . . . . . . . . . . . .            5,472                  4,446
   Subordinated debt . . . . . . . . . . . . . . . . . . . . . . . .           11,100                 11,100
                                                                              -------                -------
   Total Supplementary Capital . . . . . . . . . . . . . . . . . . .           16,572                 15,546
                                                                              -------                -------
   Total Capital . . . . . . . . . . . . . . . . . . . . . . . . . .          $66,544                $63,977
                                                                              -------                -------
                                                                              -------                -------
Core capital (Tier 1) as a percentage of
  risk-weighted assets . . . . . . . . . . . . . . . . . . . . . . .            10.09%                 12.55%
Total capital (Tier 1 and Tier 2) as a percentage of
  risk-weighted assets . . . . . . . . . . . . . . . . . . . . . . .            13.44                  16.57
Core capital as a percentage of quarterly
  average assets (leverage ratio). . . . . . . . . . . . . . . . . .             5.85                   7.04

   At June 30, 1995, total risk based capital was 13.44% of risk weighted assets and core capital was 5.85% of quarterly average assets. Both of these ratios are below their previous levels reflected as of December 31, 1994 due to the acquisition of Charter Bank, SSB. Management believes the current capital ratios, which exceed regulatory minimums, are adequate.

RATE-SENSITIVE ASSETS AND LIABILITIES

    Interest rate sensitivity is a measure of the volatility of the net interest margin as a consequence of changes in market rates. The following table summarizes the rate sensitivity of earning assets and interest-bearing liabilities of Charter at June 30, 1995. Charter monitors the rate sensitivity gap (rate-sensitive, earning assets less rate-sensitive, interest-bearing liabilities) at least monthly in the normal process of asset
and liability management.   Passbook savings accounts and regular
interest-bearing demand accounts with balances at June 30, 1995, of approximately $34.6 million and $81.1 million, respectively, are included in the 91-180 days category. Although repricing on such accounts is possible at any time, the historical stability of the rates paid on such accounts supports this classification.

    At June 30, 1995, the table shows a positive (asset-sensitive) rate sensitivity gap of $179 million in the 1-30 day repricing category. The gap beyond thirty days becomes more liability-sensitive as interest-bearing liabilities that reprice within 90 days and 180 days become greater in volume than rate-sensitive assets that are subject to repricing in the same respective time periods.

                                                     Rate Sensitive Within
                                   ----------------------------------------------------------------------
                                   1-30     31-90       91-180   181 Days-     1-5      Over
                                   Days      Days        Days     1 Year      Years    5 Years      Total
                                   ----      ----        ----     ------      -----    -------      -----
                                                                (in thousands)
Earning Assets:
    Loans. . . . . . . . . .     $291,589   $39,786    $  32,516  $ 56,142    $ 70,184   $16,345   $506,562
    Securities . . . . . . .       27,554    20,908       16,207    20,624     147,052    59,849    292,194
    Other earning assets . .        6,873       ---          ---       ---         ---       ---      6,873
                                 --------   -------    ---------  --------    --------   -------   --------
    Total Earning Assets . .      326,016    60,694       48,723    76,766     217,236    76,194    805,629
                                 --------   -------    ---------  --------    --------   -------   --------
Interest-Bearing Liabilities:
    Interest-bearing
      deposits . . . . . . .       34,017   156,628      163,625    43,174      81,784    16,105    495,333
    Borrowed funds . . . . .       83,040       145       10,115       423       5,000    18,812    117,535
                                 --------   -------    ---------  --------    --------   -------   --------
    Total Interest-Bearing
      liabilities. . . . . .      117,057   156,773      173,740    43,597      86,784    34,917    612,868
                                 --------   -------    ---------  --------    --------   -------   --------
Asset - Liability Gap. . . .      208,959   (96,079)    (125,017)   33,169     130,452    41,277    192,761

Derivatives affecting interest sensitivity:

    Libor Floors Purchased .      (30,000)      ---          ---       ---      30,000       ---        ---
                                 --------   -------    ---------  --------    --------   -------   --------
Interest-rate sensitivity
  gap. . . . . . . . . . . .     $178,959  $(96,079)   $(125,017) $ 33,169    $160,452   $41,277   $192,761
                                 --------   -------    ---------  --------    --------   -------   --------
                                 --------   -------    ---------  --------    --------   -------   --------
Cumulative interest rate
  sensitivity gap. . . . . .     $178,959  $ 82,880    $ (42,137) $ (8,968)   $151,484   $192,761

Cumulative Amounts as a %
  of Cumulative Earning
  Assets . . . . . . . . . . .       54.9%     21.4%        (9.7)%     (1.8)%    20.8%      23.9%
Cumulative Ratio . . . . . . .       2.79X     1.41X         .97X      1.04X     1.26X      1.31X

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

At June 30, 1995, $30 million notional amount Libor rate floors had been purchased and was outstanding with a final maturity date of May 4, 1999. This strategy is expected to stablize net interest income in the event of a decline in LIBOR below 4%.

LIQUIDITY

     Like any commercial bank, the liability structure of Charter's subsidiary banks requires that Charter maintain an appropriate level of liquid resources to meet normal day-to-day fluctuations in deposit volume and to make new loans and investments as opportunities arise. Liquidity can be provided by either assets or liabilities. Traditional sources of liquidity include cash and due from demand balances, money market investments, investment security maturities and prepayments, loan maturities and repayments, and core deposit growth. Other sources of asset liquidity readily available to Charter include interest-bearing deposits with other financial institutions and trading account assets. At June 30, 1995, Charter had $35,487,000 in cash, and a $292,194,000 total securities portfolio in which the market value was approximately $798,000 less than the carrying value. The average loan-to-deposit ratio for the six-month period ended
June 30, 1995 was 63%.

     A financial service company's activities consist primarily of financing and investing activities. These activities result in large cash flows. Charter's Consolidated Statements of Cash Flows on page 4 indicate the sources of these cash flows. In addition to the assets which could be readily converted to cash during the first six months of 1995, Charter received $27,604,000 in proceeds from maturities and prepayments of securities.

     Charter has substantial liability liquidity through its customer base. In addition to normal core deposit growth, liability liquidity is available through various sources of purchased funds. Charter emphasizes direct issuance of liabilities in order to develop stable, long-lasting funding relationships. At June 30, 1995, Charter had $21,791,000 in securities sold under agreements to repurchase, all of which were transactions effected through existing deposit customers, rather than through the national markets. Back up sources of liquidty may include securities sold under agreements to repurchase in the national markets, thereby allowing Charter to utilize its significant holdings of investment securities. Liquidity and matched funding may also be obtained from the Federal Home Loan Bank of Dallas, of which Charter-Houston, University Bank-Galveston, and Charter Bank, SSB are members. At June 30, 1995, Charter had $37,468,000 in advances from the
Federal Home Loan Bank of Dallas.   The liquidity of Charter also may be
maintained through access to the Federal Reserve System's "discount window," which is a liquidity source all banks may avail themselves of if needed.

LOANS

     Total loans have increased $162,802,000, OR 47.4%, from December 31, 1994 to June 30, 1995. The following is a schedule of loans outstanding classified by type:

                                                                   JUNE 30,                    December 31,
                                                                     1995                           1994
                                                                     ----                           ----
                                                                              (in thousands)
Commercial, financial and industrial . . . . . . . . . . . .      $ 64,743                       $ 75,113
Commercial real estate . . . . . . . . . . . . . . . . . . .        60,477                         40,923
Real estate-construction (1) . . . . . . . . . . . . . . . .       112,288                         90,478
Real estate-multi-family . . . . . . . . . . . . . . . . . .        26,285                         10,611
Real estate-1-4 family . . . . . . . . . . . . . . . . . . .       146,687                         66,300
Loans to individuals . . . . . . . . . . . . . . . . . . . .        96,083                         60,336
                                                                  --------                       --------
     Total Loans . . . . . . . . . . . . . . . . . . . . . .      $506,563                       $343,761
                                                                  --------                       --------
                                                                  --------                       --------

(1) Included in the total real estate-construction loans are $105 million and $79 million, respectively, of loans secured by one-to-four family residential properties as of June 30, 1995 and December 31, 1994.

NON-PERFORMING ASSETS AND PAST DUE LOANS

     The following table sets forth the components of non-performing assets and past due loans as of June 30, 1995 and December 31, 1994:

                                                                  JUNE 30,                      December 31,
                                                                   1995                              1994
                                                                   ----                              ----
                                                                              (in thousands)
Non-accrual loans
   Real estate . . . . . . . . . . . . . . . . . . . . . . .        $2,128                          $  688
   Commercial and industrial . . . . . . . . . . . . . . . .           220                             227
   Individual. . . . . . . . . . . . . . . . . . . . . . . .            36                              32
                                                                    ------                          ------
     Total non-accrual loans . . . . . . . . . . . . . . . .         2,384                             947
                                                                    ------                          ------
Restructured loans:
   Commercial and industrial . . . . . . . . . . . . . . . .         1,203                           1,203
                                                                    ------                          ------
     Total restructured loans. . . . . . . . . . . . . . . .         1,203                           1,203
                                                                    ------                          ------
Other real estate, net and collateral acquired . . . . . . .         2,416                           1,662
                                                                    ------                          ------
     Total non-performing assets . . . . . . . . . . . . . .        $6,003                          $3,812
                                                                    ------                          ------
                                                                    ------                          ------
Loans past due 90 days or more
  and still accruing interest:
   Real estate . . . . . . . . . . . . . . . . . . . . . . .        $  169                          $  313
   Commercial and industrial . . . . . . . . . . . . . . . .             3                             226
   Individual. . . . . . . . . . . . . . . . . . . . . . . .           305                             159
   Other . . . . . . . . . . . . . . . . . . . . . . . . . .             3                               2
                                                                    ------                          ------
     Total loans past due 90 days or more
       and still accruing interest . . . . . . . . . . . . .        $  480                          $  700
                                                                    ------                          ------
                                                                    ------                          ------
Ratios:
   Allowance for credit losses as a
     percentage of loans . . . . . . . . . . . . . . . . . .           1.1%                            1.3%
   Allowance for credit losses as a
     percentage of non-accrual loans . . . . . . . . . . . .         229.5                           469.2
   Allowance for credit losses as a
     percentage of non-performing loans (1). . . . . . . . .         134.5                           156.0
   Non-performing loans as a percentage
     of total loans (1). . . . . . . . . . . . . . . . . . .           0.8                             0.8
   Total non-performing assets as a
     percentage of total assets. . . . . . . . . . . . . . .           0.7                             0.5

(1) Non-performing loans includes non-accrual loans, restructured loans and loans past due 90 days or more and still accruing interest.

     Total non-performing assets increased $2.2 million since year-end to $6 million at June 30, 1995, primarily due to an anticipated level of non-performing assets from the acquisition of Charter Bank, SSB. All of the increase in the other real estate can be attributed to single family residential properties from Charter Bank, SSB. Total non-performing assets as a percentage of total assets was 0.7% at June 30, 1995 and 0.5% at December 31, 1994.

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

                                           Charter Bancshares, Inc.
                                           ------------------------
                                                  (Registrant)




                                           By:
                                               --------------------------------
                                               William S. Shropshire, Jr.
                                               Senior Vice President
                                               Chief Financial Officer
                                               and Treasurer
                                               (Principal financial and
                                               accounting officer)

Date:  August 11, 1995