Form 10-Q
period 1995-09-30
CHARTER BANCSHARES INC
filed 1995-11-13
CIK 718607

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q
(MARK ONE)
    X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---       EXCHANGE ACT OF 1934

                For the quarterly period ended    September 30, 1995
                                               --------------------------
                                         OR

   --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ___________ to ___________

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

                                 Yes  X   No
                                     ---      ---

The number of shares outstanding of each class of the registrant's capital stock as of September 30, 1995:

Class of Stock                                             Shares Outstanding
--------------                                             ------------------
COMMON STOCK, PAR VALUE $1.00                                  6,061,625
CLASS B SPECIAL COMMON STOCK, PAR VALUE $1.00                    219,718
PREFERRED STOCK, $50.00 PAR VALUE, 8% PER ANNUM                   14,201


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
CHARTER BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                SEPTEMBER 30,   December 31,
ASSETS                                                                              1995            1994
                                                                                -------------   ------------
                                                                                        (in thousands)

Cash and due from banks  . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 38,386       $ 45,166
Federal funds sold and securities purchased under
  agreements to resell . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18,321         28,004
Securities held to maturity (fair value of $163,563,000 at September 30,
  1995, and $160,016,000 at December 31, 1994, respectively) . . . . . . . . .     163,546        168,461
Securities available for sale (amortized cost of $110,554,000 at September 30,
  1995, and $116,636,000 at December 31, 1994) . . . . . . . . . . . . . . . .     110,876        111,853
Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     479,270        343,761
  Less: Allowance for credit losses (Note 2) . . . . . . . . . . . . . . . . .       5,256          4,446
                                                                                  --------       --------
Loans, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     474,014        339,315
Premises and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15,687         14,263
Accrued interest receivable. . . . . . . . . . . . . . . . . . . . . . . . . .       5,207          4,212
Other real estate, net (Note 3). . . . . . . . . . . . . . . . . . . . . . . .       1,892          1,660
Intangible assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,464          4,223
Purchased mortgage servicing rights. . . . . . . . . . . . . . . . . . . . . .       2,183          2,371
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,046          2,870
                                                                                  --------       --------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $840,622       $722,398
                                                                                  ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits
    Non-interest-bearing demand. . . . . . . . . . . . . . . . . . . . . . . .    $187,645       $182,686
    Savings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      32,814         34,077
    Interest-bearing demand. . . . . . . . . . . . . . . . . . . . . . . . . .      77,693         93,753
    Money market savings . . . . . . . . . . . . . . . . . . . . . . . . . . .      99,377        101,554
    Time $100,000 and over . . . . . . . . . . . . . . . . . . . . . . . . . .      88,223         94,377
    Time under $100,000. . . . . . . . . . . . . . . . . . . . . . . . . . . .     192,325        110,433
                                                                                  --------       --------
      Total Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     678,077        616,880
                                                                                  --------       --------
  Federal funds purchased and securities sold under agreements to
    repurchase . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      48,299         20,594
  Federal Home Loan Bank advances (Note 8) . . . . . . . . . . . . . . . . . .      28,282         13,000
  Accrued interest payable . . . . . . . . . . . . . . . . . . . . . . . . . .       1,734          1,168
  Other liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10,823          7,018
  Subordinated long-term debt  . . . . . . . . . . . . . . . . . . . . . . . .      12,750         12,750
  Other long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,100          2,100
                                                                                  --------       --------
      Total Liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .     782,065        673,510
                                                                                  --------       --------
Shareholders' Equity (Notes 4 and 5):
  Preferred stock (400,000 shares authorized;
    issued:  14,204 shares in 1995 and 1994) . . . . . . . . . . . . . . . . .         710            710
  Common stock (12,000,000 shares authorized;
    issued: 1995 - 6,240,413 shares; 1994 - 5,943,491 shares)  . . . . . . . .       6,240          5,944
  Class B special common stock (250,000 shares authorized;
    issued: 1995 - 219,718 shares; 1994 - 209,261 shares)  . . . . . . . . . .         220            209
  Series C special common stock (50,000 shares authorized;
    issued: 1995 - 49,527 shares; 1994 - 47,169 shares)  . . . . . . . . . . .          50             47
   Capital surplus . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      41,107         35,609
   Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10,915         10,459
   Net unrealized gain(loss) on securities available for sale  . . . . . . . .          53         (3,352)
   Treasury stock at cost (1995 - 178,788 shares common and 3 shares
     preferred; 1994 - 170,275 shares common and 3 shares preferred) . . . . .        (738)          (738)
                                                                                  --------       --------
     Total Shareholders' Equity  . . . . . . . . . . . . . . . . . . . . . . .      58,557         48,888
                                                                                  --------       --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY . . . . . . . . . . . . . . . . . .    $840,622       $722,398
                                                                                  ========       ========

                          The accompanying notes are an integral part
                           of the consolidated financial statements.

CHARTER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                                                            Nine Months Ended          Three Months Ended
                                                              September 30,               September 30,
                                                        -----------------------     -----------------------
                                                           1995          1994          1995          1994
                                                        ---------     ---------     ---------     ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest Income:
  Loans, including fees. . . . . . . . . . . . . . .    $  34,532     $  18,149     $  12,215     $   7,545
  Investment securities. . . . . . . . . . . . . . .       13,952        12,521         4,626         4,246
  Trading account assets . . . . . . . . . . . . . .           --           175            --            --
  Federal funds sold . . . . . . . . . . . . . . . .          726           843            12           259
  Securities purchased under agreements to resell. .          203            29            --            --
  Interest-bearing deposits. . . . . . . . . . . . .            1            18            --            --
                                                        ---------     ---------     ---------     ---------
      Total Interest Income. . . . . . . . . . . . .       49,414        31,735        16,853        12,050
                                                        ---------     ---------     ---------     ---------
Interest Expense:
  Deposits:
    Interest-bearing demand. . . . . . . . . . . . .        1,056         1,154           334           362
    Savings. . . . . . . . . . . . . . . . . . . . .          623           690           206           224
    Money market savings . . . . . . . . . . . . . .        2,697         2,324           902           848
    Time $100,000 and over . . . . . . . . . . . . .        4,271         1,819         1,214           732
    Time under $100,000. . . . . . . . . . . . . . .        7,562         2,920         2,628         1,025
    Securities sold under agreements to repurchase .        1,344           392           571           107
    Federal funds purchased and Federal Home Loan
      Bank advances  . . . . . . . . . . . . . . . .        1,995           360           677           360
    Long-term debt . . . . . . . . . . . . . . . .            922           863           310           316
                                                        ---------     ---------     ---------     ---------
     Total Interest Expense. . . . . . . . . . . . .       20,470        10,522         6,842         3,974
                                                        ---------     ---------     ---------     ---------
Net interest income. . . . . . . . . . . . . . . . .       28,944        21,213        10,011         8,076
Provision for credit losses (Note 2) . . . . . . . .          720           191           340            82
                                                        ---------     ---------     ---------     ---------
     Net Interest Income After Provision
       for Credit Losses . . . . . . . . . . . . . .       28,224        21,022         9,671         7,994
                                                        ---------     ---------     ---------     ---------

Non-Interest Income:
  Service charges on deposit accounts  . . . . . . .        4,998         4,686         1,697         1,758
  Other customer service fees. . . . . . . . . . . .          946           770           305           331
  Trust fees . . . . . . . . . . . . . . . . . . . .        1,517           594           547           163
  Trading account losses . . . . . . . . . . . . . .           --           (33)           --            --
  Securities gains . . . . . . . . . . . . . . . . .          381            17           295            10
  Mortgage banking income. . . . . . . . . . . . . .        7,681         3,006         3,014         1,528
  Other. . . . . . . . . . . . . . . . . . . . . . .        1,463         1,318           481           389
                                                        ---------     ---------     ---------     ---------
     Total Non-Interest Income . . . . . . . . . . .       16,986        10,358         6,339         4,179
                                                        ---------     ---------     ---------     ---------

Non-Interest Expense:
  Salaries and employee benefits . . . . . . . . . .       16,893        12,326         5,888         4,736
  Net premises and equipment expense . . . . . . . .        4,364         3,419         1,423         1,287
  Advertising  . . . . . . . . . . . . . . . . . . .          933           575           339           189
  Data processing  . . . . . . . . . . . . . . . . .        1,277         1,024           443           357
  Legal fees . . . . . . . . . . . . . . . . . . . .        1,191           729           618           304
  Losses and carrying costs of
    other real estate (Note 3) . . . . . . . . . . .          246           144            55            67
  Deposit insurance premiums . . . . . . . . . . . .          829           958            34           321
  Amortization of intangibles  . . . . . . . . . . .          618           270           202           141
  Stationery and supplies  . . . . . . . . . . . . .          785           525           264           214
  Other  . . . . . . . . . . . . . . . . . . . . . .        5,939         3,047         2,393         1,234
                                                        ---------     ---------     ---------     ---------
     Total Non-Interest Expense  . . . . . . . . . .       33,075        23,017        11,659         8,850
                                                        ---------     ---------     ---------     ---------
Earnings before income taxes . . . . . . . . . . . .       12,135         8,363         4,351         3,323
  Income tax expense . . . . . . . . . . . . . . . .        4,458         2,912         1,675         1,147
                                                        ---------     ---------     ---------     ---------
NET EARNINGS . . . . . . . . . . . . . . . . . . . .    $   7,677     $   5,451     $   2,676     $   2,176
                                                        =========     =========     =========     =========
Earnings per Common Share (Note 5):
  Primary  . . . . . . . . . . . . . . . . . . . . .    $    1.20     $    0.86     $    0.42     $    0.34
  Fully diluted  . . . . . . . . . . . . . . . . . .         1.20          0.86          0.42          0.34
Weighted Average Shares Outstanding:
  Primary  . . . . . . . . . . . . . . . . . . . . .    6,330,861     6,324,897     6,330,861     6,330,861
  Fully diluted  . . . . . . . . . . . . . . . . . .    6,330,861     6,330,861     6,330,861     6,330,861


                 The accompanying notes are an integral part
                  of the consolidated financial statements.

CHARTER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

                                                                          NINE MONTHS ENDED       Year Ended
                                                                          SEPTEMBER 30, 1995   December 31, 1994
                                                                          ------------------   -----------------
                                                                                      (IN THOUSANDS)
Preferred stock, ($50.00 par value)
  Balance at beginning of year . . . . . . . . . . . . . . . . . . . .          $   710             $   710
                                                                                -------             -------
    Balance at end of period (14,204 shares issued
      and 14,201 shares outstanding) . . . . . . . . . . . . . . . . .              710                 710
                                                                                -------             -------
Common stock ($1.00 par value)
  Balance at beginning of year . . . . . . . . . . . . . . . . . . . .            5,944               5,643
  Stock dividend (296,922 shares in 1995 and 282,769 shares in 1994) .              296                 283
  Conversion of debentures (18,040 shares in 1994) . . . . . . . . . .               --                  18
                                                                                -------             -------
    Balance at end of period (6,240,413 shares
      issued and 6,061,625 shares outstanding) . . . . . . . . . . . .            6,240               5,944
                                                                                -------             -------
Class B special common stock ($1.00 par value)
  Balance at beginning of year . . . . . . . . . . . . . . . . . . . .              209                 199
  Stock dividend (10,457 shares in 1995 and 9,960 shares in 1994). . .               11                  10
                                                                                -------             -------
    Balance at end of period (219,718 shares issued
      and outstanding) . . . . . . . . . . . . . . . . . . . . . . . .              220                 209
                                                                                -------             -------
Series C special common stock ($1.00 par value)
  Balance at beginning of year . . . . . . . . . . . . . . . . . . . .               47                  45
  Stock dividend - common stock (2,358 shares in 1995 and
    2,245 shares in 1994)  . . . . . . . . . . . . . . . . . . . . . .                3                   2
                                                                                -------             -------
    Balance at end of period (49,518 shares issued
      and outstanding) . . . . . . . . . . . . . . . . . . . . . . . .               50                  47
                                                                                -------             -------
Capital surplus
  Balance at beginning of year . . . . . . . . . . . . . . . . . . . .           35,609              31,159
  Conversion of debentures . . . . . . . . . . . . . . . . . . . . . .               --                 247
  Stock dividend - common stock  . . . . . . . . . . . . . . . . . . .            5,498               4,203
                                                                                -------             -------
    Balance at end of period . . . . . . . . . . . . . . . . . . . . .           41,107              35,609
                                                                                -------             -------
Retained earnings
  Balance at beginning of year . . . . . . . . . . . . . . . . . . . .           10,459               8,749
  Cash dividends - preferred stock . . . . . . . . . . . . . . . . . .              (57)                (57)
  Cash dividend - common stock . . . . . . . . . . . . . . . . . . . .           (1,357)             (1,421)
  Stock dividend - common stock  . . . . . . . . . . . . . . . . . . .           (5,807)             (4,498)
  Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . .            7,677               7,686
                                                                                -------             -------
    Balance at end of period . . . . . . . . . . . . . . . . . . . . .           10,915              10,459
                                                                                -------             -------
Unrealized gain(loss) on
  securities available for sale. . . . . . . . . . . . . . . . . . . .               53              (3,352)
                                                                                -------             -------
Treasury stock
  Balance at beginning of period . . . . . . . . . . . . . . . . . . .             (738)               (733)
  Treasury stock acquired through conversion of
    debentures (639 shares in 1994)  . . . . . . . . . . . . . . . . .               --                  (5)
                                                                                -------             -------
    Balance at end of period (178,788 shares common
      and 3 shares preferred). . . . . . . . . . . . . . . . . . . . .             (738)               (738)
                                                                                -------             -------
TOTAL SHAREHOLDERS' EQUITY (Notes 4 and 5) . . . . . . . . . . . . . .          $58,557             $48,888
                                                                                =======             =======

                 The accompanying notes are an integral part
                  of the consolidated financial statements.

CHARTER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                                        Nine Months Ended September 30,
                                                                             1995             1994
                                                                         -----------       ----------
                                                                                  (in thousands)
Cash flows from operating activities:
 Net earnings.  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  7,677          $  5,451
                                                                          --------          --------
 Adjustments to reconcile net earnings to net cash provided by
   (used in) operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . .      1,808             1,811
  Amortization of intangibles . . . . . . . . . . . . . . . . . . . . .        618               270
  Net amortization (accretion) of premiums and
    (discounts) on securities . . . . . . . . . . . . . . . . . . . . .       (149)            1,861
  Provision for credit losses . . . . . . . . . . . . . . . . . . . . .        720               191
  Provision for other real estate losses. . . . . . . . . . . . . . . .        162                --
  Net gain on sales of securities . . . . . . . . . . . . . . . . . . .       (386)              (17)
  Origination of loans available for sale . . . . . . . . . . . . . . .   (260,538)         (112,595)
  Proceeds from sales of loans available for sale . . . . . . . . . . .    226,108           101,086
  Net gain on sale of loans . . . . . . . . . . . . . . . . . . . . . .     (2,573)           (1,125)
  Net trading account activity. . . . . . . . . . . . . . . . . . . . .         --                33
  Net gain on sales of fixed assets, other real estate
   and collateral acquired. . . . . . . . . . . . . . . . . . . . . . .         (4)              (67)
  Net increase in other assets and interest receivable. . . . . . . . .     (1,233)              (75)
  Net increase (decrease) in other liabilities and interest payable . .     (2,422)            1,436
  Net (increase) decrease in deferred tax asset . . . . . . . . . . . .        (84)            1,464
  Increase in outstanding expense and interest checks . . . . . . . . .         26               178
                                                                          --------          --------
   Total Adjustments. . . . . . . . . . . . . . . . . . . . . . . . . .    (37,947)           (5,549)
                                                                          --------          --------
     Net Cash Provided by (Used in) Operating Activities. . . . . . . .    (30,270)              (98)
                                                                          --------          --------
Cash flows from investing activities:
 Proceeds from sales of securities available for sale . . . . . . . . .     28,514             8,059
 Proceeds from maturities and prepayments of securities . . . . . . . .     36,380            78,208
 Purchase of securities . . . . . . . . . . . . . . . . . . . . . . . .    (21,046)          (92,232)
 Net (increase) decrease in loans . . . . . . . . . . . . . . . . . . .    (13,376)           60,511
 Purchases of loans held to maturity. . . . . . . . . . . . . . . . . .         --           (75,537)
 Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . .     (2,769)           (2,274)
 Proceeds from sales of other real estate . . . . . . . . . . . . . . .      1,187               575
 Proceeds from sales of fixed assets. . . . . . . . . . . . . . . . . .         44               --
 Purchase of mortgage servicing rights. . . . . . . . . . . . . . . . .         --              (730)
 Purchase of mortgage company, net of acquired cash equivalents . . . .        (52)           (3,371)
 Purchase of banking branches, net of acquired cash equivalents . . . .         --            19,317
 Purchase of trust assets . . . . . . . . . . . . . . . . . . . . . . .     (1,811)               --
 Purchase of banking organization, net of acquired cash equivalents . .      7,641                --
                                                                          --------          --------
     Net Cash Provided by (Used In) Investing Activities. . . . . . . .     34,712            (7,474)
                                                                          --------          --------
Cash flows from financing activities:
 Net decrease in non-interest-bearing, demand,
   savings, interest-bearing demand and money market accounts . . . . .    (26,838)          (18,259)
 Net decrease in certificate of deposits. . . . . . . . . . . . . . . .    (13,268)           (1,988)
 Net increase (decrease) in federal funds purchased and
  securities sold under agreements to repurchase. . . . . . . . . . . .     33,705               533
 Net increase in Federal Home Loan Bank advances. . . . . . . . . . . .    (13,587)           33,000
 Payment of  long-term debt . . . . . . . . . . . . . . . . . . . . . .         --            (1,000)
 Payment of common dividends. . . . . . . . . . . . . . . . . . . . . .       (860)             (703)
 Payment of preferred dividends . . . . . . . . . . . . . . . . . . . .        (57)              (57)
 Increase in long term debt . . . . . . . . . . . . . . . . . . . . . .         --             2,500
                                                                          --------          --------
     Net Cash Provided by (Used in) Financing Activities. . . . . . . .    (20,905)           14,026
                                                                          --------          --------
Net Increase (Decrease) in Cash and Cash Equivalents. . . . . . . . . .    (16,463)            6,454
                                                                          --------          --------
Cash and Cash Equivalents at Beginning of Period. . . . . . . . . . . .     73,170            72,362
                                                                          --------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD. . . . . . . . . . . . . . .   $ 56,707          $ 78,816
                                                                          ========          ========
SUPPLEMENTAL DISCLOSURE:
 Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 19,282          $ 10,207
 Income taxes paid  . . . . . . . . . . . . . . . . . . . . . . . . . .      6,710               350
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Other real estate and collateral acquired . . . . . . . . . . . . . . .       860               248
 Loans made to finance sales of other real estate. . . . . . . . . . . .       120               210



              The accompanying notes are an integral part of the
                        consolidated financial statements.

CHARTER BANCSHARES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The accounting and reporting policies of Charter Bancshares, Inc. ("Charter" or "the Company") conform to generally accepted accounting principles and to general practices within the banking industry. The accompanying consolidated financial statements include the accounts of Charter and its subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation. Certain amounts have been reclassified in the accompanying consolidated financial statements from those previously reported for the quarter ended September 30, 1994 to conform to current year financial statement classifications.

  The accompanying consolidated financial statements were not audited by independent certified public accountants, but in the opinion of management reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of same.

NOTE 2 - ALLOWANCE FOR CREDIT LOSSES

     The following table is an analysis of the activity in the allowance for credit losses for the nine months ended September 30, 1995 and 1994:


                                                           1995      1994
                                                         -------    -------
                                                           (in thousands)
Balance at beginning of period. . . . . . . . . . . . .  $ 4,446    $ 4,616
Allowance of acquired bank. . . . . . . . . . . . . . .      799         --
Provision charged to operating expenses . . . . . . . .      720        191
Loans charged off . . . . . . . . . . . . . . . . . . .     (866)      (814)
Less recoveries on loans previously charged off . . . .      157        452
                                                         -------    -------
Net loan charge-offs. . . . . . . . . . . . . . . . . .     (709)      (362)
                                                         -------    -------
Balance at end of period  . . . . . . . . . . . . . . .  $ 5,256    $ 4,445
                                                         =======    =======

NOTE 3 - ALLOWANCE FOR OTHER REAL ESTATE LOSSES

     Other real estate ("ORE") is reflected on the consolidated balance sheets net of an allowance for anticipated losses on other real estate. The following table is an analysis of activity in the allowance for anticipated losses on other real estate for the nine months ended September 30, 1995 and 1994:


                                                           1995      1994
                                                         -------    -------
                                                           (in thousands)
Balance at beginning of period . . . . . . . . . . . .   $ 2,361    $ 2,418
Allowance of acquired bank . . . . . . . . . . . . . .       120         --
Provision charged to operating expenses  . . . . . . .       221         --
Reductions . . . . . . . . . . . . . . . . . . . . . .      (501)       (56)
                                                         -------    -------
Balance at end of period . . . . . . . . . . . . . . .   $ 2,201    $ 2,362
                                                         =======    =======

NOTE 4 - DIVIDENDS

     Charter's board of directors declared cash dividends totaling $431,000, $459,000 and $524,000 that were paid April 17, 1995, July 14, 1995 and
October 20, 1995, while cash dividends totaling $378,000, $351,000 and $381,000 were paid March 31, 1994, July 20, 1994 and October 14, 1994 to shareholders of common and preferred stock. Of the amounts declared in the first and third quarters each year, $28,000 was paid to holders of the initial series preferred stock and the remainder was paid on the common stock. On October 31, 1995 and 1994, 5% stock dividends were paid to shareholders of record as of October 15 of each year.

NOTE 5 - EARNINGS PER COMMON SHARE

  Earnings per common share are computed as follows:



                                                        Nine Months Ended          Three Months Ended
                                                          September 30,               September 30,
                                                     -----------------------      ---------------------
                                                        1995         1994           1995         1994
                                                     ---------     ---------      ---------    --------
                                                          (in thousands,except per share amounts)
Net earnings . . . . . . . . . . . . . . . . . .     $   7,677     $   5,451     $   2,676    $   2,176
Less preferred dividend requirements . . . . . .            57            57            28           28
                                                     ---------     ---------      ---------    ---------
Primary earnings applicable to common
  shareholders . . . . . . . . . . . . . . . . .         7,620         5,394         2,648        2,148
Interest expense on debentures . . . . . . . . .            --             5            --           --
                                                     ---------     ---------      ---------    ---------
Fully diluted earnings applicable to common
  shareholders . . . . . . . . . . . . . . . . .     $   7,620     $   5,399     $   2,648    $   2,148
                                                     =========     =========      =========    ==========
Primary earnings per common share:
 Net earnings. . . . . . . . . . . . . . . . . .     $    1.20     $    0.86     $    0.42    $    0.34
Fully diluted earnings per common share:
 Net earnings. . . . . . . . . . . . . . . . . .     $    1.20     $    0.86     $    0.42    $    0.34
Weighted average common shares outstanding:
 Primary . . . . . . . . . . . . . . . . . . . .     6,330,861     6,324,897     6,330,861    6,330,861
 Fully diluted . . . . . . . . . . . . . . . . .     6,330,861     6,330,861     6,330,861    6,330,861


     Primary earnings per share amounts are computed by dividing net earnings less current period preferred dividends by the weighted average number of common shares outstanding during the period. Fully diluted earnings per share amounts are similarly computed but include the pro forma effect from conversion of Charter's other potentially dilutive securities. All per share figures and weighted average shares outstanding have been adjusted for the 5% stock dividends paid on October 31, 1995 and 1994.

NOTE 6 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     Fair values were estimated by management as of September 30, 1995 and December 31, 1994, which required the exercise of considerable judgment. Accordingly, the estimates presented herein are not necessarily indicative of the amounts Charter could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated values presented.

     The estimated fair values of Charter's financial instruments were as follows:

                                                              SEPTEMBER 30,        December 31,
                                                                  1995                  1994
                                                          ---------------------  -------------------
                                                          Carrying       Fair     Carrying     Fair
                                                           Amount       Value      Amount     Value
                                                          ---------    --------   --------   -------
Financial Assets:

 Cash and short-term investments. . . . . . . . . . . .   $  56,707    $ 56,707   $ 73,170   $ 73,170
 Securities . . . . . . . . . . . . . . . . . . . . . .     274,422     274,439    280,314    271,869
 Loans. . . . . . . . . . . . . . . . . . . . . . . . .     479,270     480,971    343,761    342,116
 Less:  allowance for credit losses . . . . . . . . . .       5,256       5,256      4,446      4,446
                                                          ---------    ---------  --------   --------
   Loans, net . . . . . . . . . . . . . . . . . . . . .     474,014     475,715    339,315    337,670
                                                          ---------    ---------  --------   --------
Financial Liabilities:

 Deposits. . . . . . . . . . . . . . . . . . . . . . . .    678,077     681,423    616,880    615,695
 Federal funds purchased and securities sold under
  agreements to repurchase . . . . . . . . . . . . . . .     48,299      48,299     20,594     20,584
 Federal Home Loan Bank advances . . . . . . . . . . . .     28,282      28,366     13,000     13,000
 Long-term debt and debentures . . . . . . . . . . . . .     14,850      15,411     14,850     13,443

Unrecognized financial instruments:

 Commitments to extend credit. . . . . . . . . . . . . .     93,152      93,152     90,803     90,803
 Standby letters of credit . . . . . . . . . . . . . . .      4,156       4,156      7,732      7,732

Instruments with off-balance sheet
 risk - unrealized gain (loss):

  Interest rate caps and floors. . . . . . . . . . . . .                     43                  (640)

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

     At September 30, 1995, Charter Bank, SSB had total loans of $90,819,000, total deposits of $90,007,000 and total assets of $129,797,000. The acquisition was accounted for under the purchase method of accounting, with cash as the sole form of consideration given. The acquisition resulted in an increase in goodwill of $722,000, which amount is being amortized on a straight line basis over fifteen years.

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

   At September 30, 1995, outstanding advances totaled $28,282,000 with an average rate of 7.19%. Of this amount, $9,700,000 has a final maturity date of June 7, 2001 and bears interest at a current rate of 5.75% adjustable semi-annually to 6-month LIBOR. In addition, a $6,000,000 advance with a rate of 5.76% matures on October 5, 1995. Finally, there are $12,582,000 advances with an average fixed rate of 8.98% with final maturities from 2001 through 2013.




ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(A) ANALYSIS OF RESULTS OF OPERATIONS

CONDENSED STATEMENTS OF OPERATIONS

  The following is a comparison of Charter's condensed statements of operations for the three and nine-month periods ended September 30, 1995 and 1994:

                                    Nine Months Ended                  Three Months Ended
                                      September 30,                        September 30,
                                    -----------------  Increase        ------------------  Increase
                                     1995      1994   (Decrease)        1995       1994   (Decrease)
                                    ------    ------  ----------       ------     ------  ----------
                                                            (in thousands)
Interest income. . . . . . . . .   $49,414   $31,735   $17,679         $16,853   $12,050   $4,803
Interest expense . . . . . . . .    20,470    10,522     9,948           6,842     3,974    2,868
                                   -------   -------   -------         -------   -------   ------
 Net interest income . . . . . .    28,944    21,213     7,731          10,011     8,076    1,935
Provision for credit losses. . .       720       191       529             340        82      258
Non-interest income. . . . . . .    16,986    10,358     6,628           6,339     4,179    2,160
Non-interest expense . . . . . .    33,075    23,017    10,058          11,659     8,850    2,809
                                   -------   -------   -------         -------   -------   ------
Earnings before income taxes . .    12,135     8,363     3,772           4,351     3,323    1,028
Income tax expense . . . . . . .     4,458     2,912     1,546           1,675     1,147      528
                                   -------   -------   -------         -------   -------   ------
 NET EARNINGS. . . . . . . . . .   $ 7,677   $ 5,451   $ 2,226         $ 2,676   $ 2,176   $  500
                                   =======   =======   =======         ========  =======   ======


  Earnings before income taxes increased $3.8 million for the first nine months of 1995 as compared to the first nine months of 1994 due to an increase in earnings from ongoing operations and from acquisitions closed in 1994 and 1995. Net earnings increased for the first nine months of 1995 to $7,677,000 as compared to $5,451,000 for the first nine months of 1994. In the following sections, the major factors affecting the components of income and expense are examined. Information concerning assets and liabilities are subsequently provided so that an evaluation can be made of capitalization and liquidity as they may affect Charter's future outlook.

NET INTEREST INCOME

  The data used in the analysis of the changes in net interest income is derived from the daily average levels of earning assets and interest-bearing liabilities as well as from the rates earned and paid on such amounts. The schedule below gives a comparative analysis of Charter's daily average interest-earning accounts (including non-accruing loans) and interest-bearing accounts for the nine-month periods ended September 30, 1995 and 1994. The rates earned and paid on each major type of asset and liability account are then shown beside the average balance in the account for the period. The average yields on all interest-earning assets (including non-accruing loans) and the average cost of all interest-bearing liabilities also are summarized.

COMPARATIVE NET INTEREST MARGIN

                                                        Nine Months Ended September 30,
                                         --------------------------------------------------------------
                                                     1995                              1994
                                         ---------------------------       ----------------------------
                                         AVERAGE               YIELD       Average               Yield
                                         BALANCE   INTEREST   OR RATE      Balance   Interest   or Rate
                                         -------   --------   -------      -------   --------   -------
                                                                (in thousands)
Assets:
 Loans . . . . . . . . . . . . . . .    $459,437   $34,532    10.05%      $281,465   $18,149     8.60%
 Interest-earning deposits . . . . .       --         --        --             571        18     4.20
 Trading account assets. . . . . . .       --         --        --           3,495       175     6.68
 Securities:
  Taxable. . . . . . . . . . . . . .     296,278    13,918     6.28        300,823    12,495     5.54
  Non-taxable. . . . . . . . . . . .         948        34     4.80            745        26     4.69
                                        --------   -------    -----       --------   -------     ----
  Total Securities . . . . . . . . .     297,226    13,952     6.28        301,568    12,521     5.54
                                        --------   -------    -----       --------   -------     ----
 Federal funds sold and securities
   purchased under agreements to
   resell. . . . . . . . . . . . . .      24,914       930     4.99         30,329       872     3.84
                                        --------   -------    -----       --------   -------     ----
 Total Earning Assets/Yield. . . . .     781,577    49,414     8.45        617,428    31,735     6.85
                                        --------   -------    -----       --------   -------     ----
 Cash and due from banks . . . . . .      35,205                            35,673
 Other assets                             36,447                            29,463
 Allowance for credit losses . . . .      (5,399)                           (4,454)
                                        --------                          --------
  Total Assets . . . . . . . . . . .    $847,830                          $678,110
                                        ========                          ========

Liabilities and Shareholders' Equity:
 Interest-bearing demand deposits . .   $ 86,359     1,056     1.63       $ 94,342     1,154     1.64
 Savings deposits . . . . . . . . . .     34,154       623     2.44         38,005       690     2.43
 Money market savings . . . . . . . .    105,226     2,697     3.43        111,399     2,324     2.79
 Other time deposits. . . . . . . . .    292,689    11,833     5.41        175,047     4,739     3.61
 Federal funds purchased and
   securities sold under agreements
   to repurchase. . . . . . . . . . .     46,569     1,784     5.12         24,641       752     4.08
 Federal Home Loan Bank advances. . .     27,784     1,555     7.48           --          --       --
 Long-term debt . . . . . . . . . . .     14,850       922     8.30         14,403       863     8.01
                                        --------   -------    -----       --------    -------    ----
 Total Interest-Bearing
   liabilities/Rate . . . . . . . . .    607,631    20,470     4.50        457,837    10,522     3.07
                                        --------   -------    -----       --------    -------    ----
 Demand deposits. . . . . . . . . . .    175,523                           166,012
 Other liabilities. . . . . . . . . .     10,793                             6,157
                                        --------                          --------
  Total Liabilities . . . . . . . . .    793,947                           630,006
 Shareholders' Equity . . . . . . . .     53,883                            48,104
                                        --------                          --------
  Total Liabilities and
   Shareholders' Equity . . . . . . .   $847,830                          $678,110
                                        ========                          ========
Net Interest Income . . . . . . . . .              $28,944                           $21,213
                                                   =======                           =======
Interest Rate Spread. . . . . . . . .                          3.95%                             3.78%
                                                              =====                             =====
Net Interest Margin.                                           4.95%                             4.59%
                                                              =====                             =====

   The increase in net interest income in the first nine months of 1995 is due to a higher net interest rate spread applied to a larger volume of earning assets. The interest rate spread of 3.95% and the net interest margin of 4.95% reflect an increase from their levels in the same period for the prior year. A further understanding of the factors responsible for the year-to-year increase in net interest income can be obtained by examining the changes in: (1) the volume of earning assets and (2) the net interest income produced after the related cost of funding these earning assets.

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

ANALYSIS OF NET INTEREST INCOME

                                               Nine Months Ended September 30,
                                ------------------------------------------------------------
                                             1995                            1994
                                ----------------------------     ---------------------------
                                AVERAGE                NET       Average               Net
                                EARNING   INTEREST   INTEREST    Earning   Interest  Interest
                                ASSETS     SPREAD     INCOME     Assets     Spread    Income
                                -------   --------   --------    -------   --------  --------
                                                          (in thousands)
SOURCE OF FUNDING

Interest-bearing liabilities .  $607,630    3.95%   $17,946     $457,837     3.78%   $12,980
Non-interest-bearing
 liabilities and equity
 capital . . . . . . . . . . .   173,947    8.45     10,998      159,591     6.85      8,233
                                --------    -----   -------     --------     -----   -------
    Total. . . . . . . . . . .  $781,577            $28,944     $617,428             $21,213
                                ========            =======     ========             =======


   The $7,731,000 increase in total net interest income between the first nine months of 1995 and the first nine months of 1994 can be attributed to a higher net interest rate spread applied to a higher level of earning assets ($781,577,000 in 1995 versus $617,428,000 in 1994). The higher net interest rate spread was due to a change in the mix of earning assets which reflects an increase in loan volumes with a corresponding increase in loan yields.
The increase in loan volumes reflects the acquisitions of Charter Builders Group, Charter Bank, SSB and loans generated from internal growth. The higher yield on loans was the result of an increase in lending rates, primarily the prime lending rate (prime rate was 8.75% at September 30, 1995, as compared to 7.75 % at September 30, 1994).

   Increases in non-interest-bearing sources of funds reflect the increases in non-interest-bearing deposits, which averaged approximately 25% of total average deposits for the nine months ended September 30, 1995. The high level of this type of deposit favorably impacts net interest income. The impact is more favorable in periods of relatively higher interest rates.

PROVISION FOR CREDIT LOSSES


   The allowance for credit losses at September 30, 1995 of $5,256,000 represented 1.10% of outstanding loans. A year earlier, this ratio was 1.40% and at December 31, 1994, it was 1.29%. Annualized net loans charged-off as a percent of average loans outstanding was .21% during the first nine months of 1995 as compared to net loans charged-off of .17% during the first nine months of 1994. The increase in loan charge-offs for the third quarter of 1995 reflects a $400,000 loss on one loan, which amount had been fully reserved for in the allowance for credit losses as reflected in prior periods. The provision for credit losses charged against earnings was $720,000 for the nine months ended September 30, 1995, as compared to $191,000 for the corresponding period in 1994.

   The following table is an analysis of the activity in the allowance for credit losses for the three and nine-month periods ended September 30, 1995 and 1994:

                                                            Nine Months Ended         Three Months Ended
                                                              September 30,             September 30,
                                                          ---------------------     ---------------------
                                                            1995         1994         1995         1994
                                                          --------     --------     --------     --------
                                                                          (in thousands)

Average loans outstanding . . . . . . . . . . . . . . .   $459,437     $281,465     $490,496     $320,722
Loans outstanding at end of period  . . . . . . . . . .    479,270      318,242      479,270      318,242
                                                          --------     --------     --------     --------
Transactions in the allowance for credit losses:
  Balance at beginning of period . . . . . . . . . . .       4,446        4,616        5,472        4,312
  Allowance of acquired bank . . . . . . . . . . . . .         799           --           --           --
  Provision charged to operating expenses  . . . . . .         720          191          340           82
  Loans charged off:
    Real estate. . . . . . . . . . . . . . . . . . . .          67          262           67            1
    Commercial . . . . . . . . . . . . . . . . . . . .         462          296          456           29
    Individuals. . . . . . . . . . . . . . . . . . . .         277          256           69           61
    Other  . . . . . . . . . . . . . . . . . . . . . .          59           --           19           --
                                                          --------     --------     --------     --------
    Total loans charged off  . . . . . . . . . . . . .         865          814          611           91
                                                          --------     --------     --------     --------
  Recoveries on loans previously charged off:
    Real estate. . . . . . . . . . . . . . . . . . . .          25          182            6           20
    Commercial . . . . . . . . . . . . . . . . . . . .          58          161           34          103
    Individuals. . . . . . . . . . . . . . . . . . . .          72          109           14           19
    Other. . . . . . . . . . . . . . . . . . . . . . .           1           --            1           --
                                                          --------     --------     --------     --------
    Total recoveries . . . . . . . . . . . . . . . . .         156          452           55          142
                                                          --------     --------     --------     --------
      Net loans (charged off) recovered  . . . . . . .        (709)        (362)        (556)          51
                                                          --------     --------     --------     --------
    Balance at end of period . . . . . . . . . . . . .    $  5,256     $  4,445     $  5,256     $  4,445
                                                          ========     ========     ========     ========
Ratios:
  Allowance as a percent of loans outstanding
    at end of period . . . . . . . . . . . . . . . . .        1.10%        1.40%        1.10%        1.40%
  Allowance as a percent of average loans  . . . . . .        1.14         1.58         1.07         1.39
  Net loans charged off as a percent of
    average loans outstanding (annualized) . . . . . .        0.21         0.17         0.45        (0.06)


NON-INTEREST INCOME

     Non-interest income increased 64.0% during the first nine months of 1995 as compared to the same period in 1994. Excluding the effect of securities transactions and mortgage banking income for the nine months ended September 30 of each year, non-interest income increased 21.7%. Service charges on deposits, increased by 6.7% to $4,998,000 for the nine months ended September 30, 1995, as compared to $4,686,000 for the same period in 1994. The increase in service charge income was primarily due to an increase in the average volume of non-interest-bearing demand accounts, which generate the majority of this fee income. Average non-interest-bearing demand accounts increased by approximately $9.5 million, or 5.7% for the first nine months of 1995 as compared to the same period in 1994.

     Mortgage banking income increased by 155.5% to $7,681,000 for the nine months ended September 30, 1995 as compared to $3,006,000 for the same period in 1994 and is entirely attributable to the acquisition of Charter Mortgage in April, 1994. Components of mortgage banking income include loan origination fees, fees from the sale of loans and sales of related servicing rights on originated loans.

     Investment securities activity resulted in a gain of $381,000 for the first nine months of 1995 as compared to a gain of $17,000 for the same period in 1994. Trust fees represent revenues earned for services provided to customers of Charter National Bank-Houston's Asset Management and Trust Services Department. During the first nine months of 1995 trust fees increased $923,000 to $1,517,000, or by 155.4% compared to the first nine months of 1994, due to an increase in the assets under administration which grew to approximately $282 million at the end of September 30, 1995, compared to $177 million at the end of September 1994.

     Other customer service fees increased $176,000 for the nine months ended September 30, 1995 as compared to the same period in 1994. Components of other customer service fees include check printing fees, ATM settlement fees, research fees and wire transfer fees. The components of the "other" category of non-interest income consist of fees generated from customers engaged in international trade such as foreign exchange fees and letter of credit fees, plus miscellaneous fees such as collection fees, credit card fees, safe deposit rentals and discount brokerage commissions. These fees correlate to the level of transactions in each of the referenced categories. Other non-interest income increased $145,000 or 11.0% in the first nine months of 1995 compared to the first nine months of 1994. Fees from components within the "other" category which improved in 1995 include a $33,000 increase in fees generated from letters of credit, $41,000 increase in collection fees and $61,000 increase in other miscellaneous income.

     The following table sets forth by category the non-interest income and the percentage change from the prior period:

                                            NINE MONTHS ENDED                        THREE MONTHS ENDED
                                              SEPTEMBER 30,                             SEPTEMBER 30,
                                 ------------------------------------    ---------------------------------
                                       1995                1994                 1995                1994
                                 ----------------    ----------------     ----------------    ----------------
                                 AMOUNT    CHANGE    Amount    Change     AMOUNT    CHANGE    Amount    Change
                                 ------    ------    ------    ------     ------    ------    ------    ------
                                                             (in thousands)
Service charges on deposits...  $ 4,998     6.7%    $ 4,686     16.4%     $ 1,697    (3.5)%   $ 1,758     20.0%
Other customer service fees...      946    22.9         770     27.9          305    (7.9)        331     52.5
Trust fees....................    1,517   155.4         594     54.3          547   235.6         163      1.2
Investment securities gains...      381      NM          17    (86.0)         295      NM          10   (133.3)
Trading account losses........       --      NM         (33)     NM            --      --          --      --
Mortgage banking income.......    7,681   155.5       3,006      NM         3,014    97.3       1,528      NM
Other.........................    1,463    11.0       1,318    18.5           481    23.7         389    (21.4)
                                -------  ------     -------    -----      -------   -----     -------   ------
    Total.....................  $16,986    64.0%    $10,358     65.9%     $ 6,339    51.7%    $ 4,179     81.1%
                                =======  ======     =======    =====      =======   =====     =======   ======

"NM" denotes a comparison that is not meaningful.

NON-INTEREST EXPENSE

     Non-interest expense increased 43.7% during the first nine months of 1995 as compared to the same period in 1994. Non-interest expenses from Charter Mortgage were $6.2 million and $2.1 million for Charter Bank, SSB in 1995. Excluding the impact of expenses from Charter Mortgage and Charter Bank, SSB non-interest expense increased 23.9% during the first nine months of 1995 as compared to the same period in 1994.

     The largest single line item for non-interest expense continues to be salaries and benefits which increased by $4,567,000, or 37.1% for the first nine months of 1995. Approximately $3,491,000 of the increase in salaries and benefits was generated by $185,000 from the new Fiesta Mart branches and $127,000 by Charter Builders Group, while the Charter Mortgage acquisition generated an additional $2,252,000 and the Charter Bank, SSB acquisition generated an additional $927,000. Excluding the impact of these acquisitions, total salaries and benefits increased by $1,076,000, or 11.2% for 1995 as compared to 1994. This remaining increase in salary expense is due to merit increases and Charter's expanded activities and strategic initiatives in the areas of trust services, services facilitating international trade, and expanded retail banking.

     The acquisition of Charter Mortgage in April of 1994 gave rise to increases in several categories of non-interest expense, including net premises and equipment expense, travel and entertainment, legal fees, amortization of intangibles, stationery and supplies and "other" expense. Increase in expenses incurred by Charter Mortgage and reflected on the consolidated financial statements of Charter for 1995 and 1994 in each of the preceding categories approximated $263,000, $92,000, $51,000, $164,000,
$72,000, and $272,000, respectively.

     The acquisition of Charter Bank, SSB in 1995 also contributed to increases in several categories of non-interest expense, including net premises and equipment expense, electronic data processing and deposit insurance premiums. Expense incurred by Charter Bank, SSB and reflected on the consolidated financial statements of Charter for 1995 in each of the preceding categories approximated $327,000, $92,000, and $208,000, respectively.

     Deposit insurance premiums decreased due to a reduction in the insurance rate from $.23 to $.04 per $100 of deposits effective June 1, 1995.
This decrease in rate was partially offset by an increased volume of deposits.

     The "other" category of expenses includes such items as franchise taxes, consulting fees, correspondent bank charges, telephone, postage, travel and entertainment, training and insurance. Each of these items increased due to internal growth and from acquisitions. Non-recurring expenses related to the transition of recent acquisitions approximated $500,000. Additional non-recurring expenses related to a data processing system conversion during the third quarter of 1995 resulted in approximately $100,000 of expenses included within the "other" category.

     The following table sets forth by category the operating expenses and the percentage change from the prior period:

                                            NINE MONTHS ENDED                        THREE MONTHS ENDED
                                              SEPTEMBER 30,                             SEPTEMBER 30,
                                 ------------------------------------    ---------------------------------
                                       1995                1994                 1995                1994
                                 ----------------    ----------------     ----------------    ----------------
                                 AMOUNT    CHANGE    Amount    Change     AMOUNT    CHANGE    Amount    Change
                                 ------    ------    ------    ------     ------    ------    ------    ------
                                                             (in thousands)
Salaries and benefits.......... $16,893     37.1%   $ 12,326    41.1%     $ 5,888    24.3%    $ 4,736    59.5%
Occupancy expense..............   4,364     27.6       3,419    27.7        1,423    10.6       1,287    31.9
Advertising....................     933     62.3         575    38.2          339    79.4         189    33.1
Electronic data processing.....   1,277     24.7       1,024    26.0          443    24.1         357    45.7
Legal expense..................   1,194     63.8         729    63.5          621   104.3         304   102.7
ORE losses and carrying costs..     246     70.8         144   (90.9)          55   (17.9)         67   (43.7)
Deposit insurance premium......     829    (13.5)        958    (2.3)          34   (89.4)        321    (1.5)
Amortization of intangibles....     618    128.9         270   (86.7)         202    43.3         141   (92.0)
Stationery and supplies........     785     49.5         525    66.1          264    23.4         214    54.0
Other..........................   5,936     94.8       3,047     8.6        2,390    93.7       1,234    47.8
                               --------   ------     -------   ------     -------   -----     -------   -----
    Total...................... $33,075     43.7%    $23,017     10.6%    $11,659    31.7%    $ 8,850    15.3%
                               ========   ======     =======   ======     =======   =====     =======   =====

                                    13

(B) ANALYSIS OF FINANCIAL CONDITION

     Total assets at September 30, 1995, were $840,622,000 as compared to
Charter's total assets of $722,398,000 at December 31, 1994.   Loans
increased by approximately $135.5 million from year-end 1994 primarily as a result of the Charter Bank, SSB acquisition, $85.8 million, and $49.7 million from internal loan growth. Normal recurring fluctuations decreased cash and due from banks by $6.8 million since year-end. The most significant changes in sources of funds were in deposits, Federal Home Loan Bank advances and Federal funds purchased and securities sold under agreements to repurchase, which increased by approximately $61.2 million, $15.3 million, and $27.7 million, respectively, from year-end 1994, which were primarily attributed to the Charter Bank, SSB acquisition and an increase in short-term borrowings to facilitate internal growth.

CAPITAL RESOURCES

     Under the guidelines published by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"), Charter's aggregate risk-weighted assets and off-balance sheet exposures at September 30, 1995 and December 31, 1994, were approximately $468,880,000 and $386,041,000, respectively, calculated as follows:


RISK-WEIGHTED ASSETS                            SEPTEMBER 30,                  December 31,
                                                    1995                           1994
                                          -------------------------    --------------------------
                                          AGGREGATE   RISK-WEIGHTED    Aggregate    Risk-Weighted
                                            AMOUNT       AMOUNT          Amount        Amount
                                          ---------   -------------    ---------    -------------
                                                              (in thousands)

Investment securities .................    $274,422     $ 41,110       $280,314       $ 42,971
Loans .................................     479,270      382,750        343,761        294,394
Other interest earning assets .........      18,321        3,664         28,007          5,602
Cash and due from banks ...............      38,386        4,241         45,163          5,576
All other assets ......................      35,479       35,479         29,599         29,599
                                           --------     --------       --------       --------
    Total Adjusted Assets (1) .........    $845,878      467,244       $726,844        378,142
                                           ========     ========       ========       --------
Total credit-equivalent amount of
  off-balance sheet items .............                    1,636                         7,899
                                                        --------                      --------
    Total Risk-Weighted Assets ........                 $468,880                      $386,041
                                                        ========                      ========

(1) Total adjusted assets are total assets plus the allowance for credit losses.

     The following table indicates Charter's risk-based capital as calculated in accordance with the Federal Reserve Board's guidelines:


RISK-WEIGHTED CAPITAL                                     SEPTEMBER 30,    December 31,
                                                               1995            1994
                                                          -------------    ------------
                                                                  (in thousands)
Core Capital (Tier 1):
  Common equity ......................................       $51,572         $47,721
  Preferred equity ...................................           710             710
                                                             -------         -------
  Total Core Capital .................................        52,282          48,431
                                                             -------         -------
Supplementary Capital (Tier 2):
  Allowance for credit losses ........................         5,256           4,446
  Subordinated debt ..................................        10,950          11,100
                                                             -------         -------
  Total Supplementary Capital ........................        16,206          15,546
                                                             -------         -------
  Total Capital ......................................       $68,488         $63,977
                                                             =======         =======
Core capital (Tier 1) as a percentage of
  risk-weighted assets ...............................         11.15%          12.55%
Total capital (Tier 1 and Tier 2) as a percentage of
  risk-weighted assets ...............................         14.61           16.57
Core capital as a percentage of quarterly
  average assets (leverage ratio) ....................          6.24            7.04


    At September 30, 1995, total risk based capital was 14.61% of risk weighted assets and core capital was 6.24% of quarterly average assets. Both of these ratios are below their previous levels reflected as of December 31, 1994 due to the acquisition of Charter Bank, SSB. Management believes the current capital ratios, which exceed regulatory minimums, are adequate.

RATE-SENSITIVE ASSETS AND LIABILITIES

     Interest rate sensitivity is a measure of the volatility of the net interest margin as a consequence of changes in market rates. The following table summarizes the rate sensitivity of earning assets and interest-bearing liabilities of Charter at September 30, 1995. Charter monitors the rate sensitivity gap (rate-sensitive, earning assets less rate-sensitive, interest-bearing liabilities) at least monthly in the normal process of asset and liability management. Passbook savings accounts and regular interest-bearing demand accounts with balances at September 30, 1995, of approximately $32.8 million and $77.7 million, respectively, are included in the 91-180 days category. Although repricing on such accounts is possible at any time, the historical stability of the rates paid on such accounts supports this classification.

     At September 30, 1995, the table shows a positive (asset-sensitive) rate sensitivity gap of $154 million in the 1-30 day repricing category. The gap beyond thirty days becomes more liability-sensitive as interest-bearing liabilities that reprice within 90 days and 180 days become greater in volume than rate-sensitive assets that are subject to repricing in the same respective time periods.

                                                                             Rate Sensitive Within
                                                 ----------------------------------------------------------------------------
                                                   1-30       31-90       91-180    181 Days-     1-5       Over
                                                   Days        Days        Days      1 Year      Years     5 Years     Total
                                                 --------   ---------   ---------   --------   --------   --------   --------
                                                                                 (in thousands)
Earning Assets:
  Loans ....................................     $258,064   $  32,698   $  40,346   $ 49,831   $ 82,103   $ 16,228   $479,270
  Securities ...............................       16,889      14,543      12,136     31,414    155,187     44,253    274,422
  Other earning assets .....................       18,321          --          --         --         --         --     18,321
                                                 --------   ---------   ---------   --------   --------   --------   --------
  Total Earning Assets .....................      293,274      47,241      52,482     81,245    237,290     60,481    772,013
                                                 --------   ---------   ---------   --------   --------   --------   --------
Interest-Bearing Liabilities:
  Interest-bearing deposits ................       52,286     137,584     155,343     47,664     81,557     15,998    490,432
  Borrowed funds ...........................       57,120      10,043         213        419      4,981     18,655     91,431
                                                 --------   ---------   ---------   --------   --------   --------   --------
  Total Interest-Bearing liabilities .......      109,406     147,627     155,556     48,083     86,538     34,653    581,863
                                                 --------   ---------   ---------   --------   --------   --------   --------
Asset - Liability Gap ......................      183,868    (100,386)   (103,074)    33,162    150,752     25,828    190,150

Derivatives affecting interest sensitivity:

  LIBOR Floors Purchased ...................      (30,000)         --          --         --     30,000         --         --
                                                 --------   ---------   ---------   --------   --------   --------   --------
Interest-rate sensitivity gap  .............     $153,868   $(100,386)  $(103,074)  $ 33,162   $180,752   $ 25,828   $190,150
                                                 ========   =========   =========   ========   ========   ========   ========
Cumulative interest rate sensitivity gap ...     $153,868   $  53,482   $ (49,592)  $(16,430)  $164,322   $190,150

Cumulative Amounts as a %
  of Cumulative Earning Assets .............         52.5%       15.7%      (12.6)%     (3.5)%     23.1%      24.6%
Cumulative Ratio ...........................         2.10X       1.19X         .89X       .97X     1.36X      1.33X



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

     At September 30, 1995, $30 million notional amount LIBOR rate floors had been purchased and was outstanding with a final maturity date of May 4, 1999. This strategy is expected to stabilize net interest income in the event of a decline in LIBOR below 4%.

LIQUIDITY

   Like any commercial bank, the liability structure of Charter's subsidiary banks requires that Charter maintain an appropriate level of liquid resources to meet normal day-to-day fluctuations in deposit volumes and to make new loans and investments as opportunities arise. Liquidity can be provided by either assets or liabilities. Traditional sources of liquidity include cash and due from demand balances, money market investments, investment security maturities and prepayments, loan maturities and repayments, and core deposit growth. Other sources of asset liquidity readily available to Charter include interest-bearing deposits with other financial institutions and trading account assets. At September 30, 1995, Charter had $38,385,000 in cash, and a $274,422,000 total securities portfolio in which the market value was approximately $17,000 less than the carrying value. The average loan-to-deposit ratio for the nine-month period ended September 30, 1995 was 66%.

   A financial service company's activities consist primarily of financing and investing activities. These activities result in large cash flows. Charter's Consolidated Statements of Cash Flows on page 4 indicate the sources of these cash flows. In addition to the assets which could be readily converted to cash during the first nine months of 1995, Charter received $36,380,000 in proceeds from maturities and prepayments of securities.

   Charter has substantial liability liquidity through its customer base. In addition to normal core deposit growth, liability liquidity is available through various sources of purchased funds. Charter emphasizes direct issuance of liabilities in order to develop stable, long-lasting funding relationships. At September 30, 1995, Charter had $35,359,000 in securities sold under agreements to repurchase, all of which were transactions effected through existing deposit customers, rather than through the national markets. Back up sources of liquidity may include securities sold under agreements to repurchase in the national markets, thereby allowing Charter to utilize its significant holdings of investment securities. Liquidity and matched funding may also be obtained from the Federal Home Loan Bank of Dallas, of which Charter National Bank-Houston, University Bank-Galveston, and Charter Bank, SSB are members. At September 30, 1995, Charter had $28,282,000 in advances from the Federal Home
Loan Bank of Dallas.   The liquidity of Charter also may be maintained through
access to the Federal Reserve System's "discount window," which is a liquidity source all banks may avail themselves of if needed.

LOANS

   Total loans have increased $135,509,000, OR 39.4%, from December 31, 1994 to September 30, 1995. The following is a schedule of loans outstanding classified by type:

                                          SEPTEMBER 30,     December 31,
                                              1995              1994
                                          -------------     ------------
                                                  (in thousands)
Commercial, financial and industrial . .    $  77,832         $ 75,113
Commercial real estate . . . . . . . . .       53,771           40,923
Real estate-construction (1) . . . . . .      111,602           90,478
Real estate-multi-family . . . . . . . .       19,773           10,611
Real estate-1-4 family . . . . . . . . .      156,614           66,300
Loans to individuals . . . . . . . . . .       59,678           60,336
                                             --------         --------
  Total Loans. . . . . . . . . . . . . .     $479,270         $343,761
                                             ========         ========

(1) Included in the total real estate-construction loans are $104 million and $79 million, respectively, of loans secured by one-to-four family residential properties as of September 30, 1995 and December 31, 1994.

NON-PERFORMING ASSETS AND PAST DUE LOANS

   The following table sets forth the components of non-performing assets and past due loans as of September 30, 1995 and December 31, 1994:

                                                 SEPTEMBER 30,   December 31,
                                                     1995            1994
                                                 -------------   ------------
                                                        (in thousands)
Non-accrual loans
  Real estate  . . . . . . . . . . . . . . . . . .   $2,343         $  688
  Commercial and industrial  . . . . . . . . . . .      126            227
  Individual . . . . . . . . . . . . . . . . . . .       19             32
                                                     ------         ------
    Total non-accrual loans. . . . . . . . . . . .    2,488            947
                                                     ------         ------
Restructured loans:
  Commercial and industrial  . . . . . . . . . . .       --          1,203
                                                     ------         ------
    Total restructured loans . . . . . . . . . . .       --          1,203
                                                     ------         ------
Other real estate, net and collateral acquired . .    1,893          1,662
                                                     ------         ------
    Total non-performing assets  . . . . . . . . .   $4,381         $3,812
                                                     ======         ======
Loans past due 90 days or more
 and still accruing interest:
  Real estate  . . . . . . . . . . . . . . . . . .   $  502         $  313
  Commercial and industrial  . . . . . . . . . . .      230            226
  Individual . . . . . . . . . . . . . . . . . . .      105            159
  Other  . . . . . . . . . . . . . . . . . . . . .        5              2
                                                     ------         ------
    Total loans past due 90 days or more
     and still accruing interest . . . . . . . . .   $  842         $  700
                                                     ======         ======
Ratios:
  Allowance for credit losses as a
   percentage of loans . . . . . . . . . . . . . .      1.1%           1.3%
  Allowance for credit losses as a
   percentage of non-accrual loans . . . . . . . .    211.3          469.2
  Allowance for credit losses as a
   percentage of non-performing loans (1). . . . .    157.8          156.0
  Non-performing loans as a percentage
   of total loans (1)  . . . . . . . . . . . . . .      0.7            0.8
  Total non-performing assets as a
   percentage of total assets  . . . . . . . . . .      0.5            0.5

(1) Non-performing loans includes non-accrual loans, restructured loans and loans past due 90 days or more and still accruing interest.

   Total non-performing assets increased $569,000 since year-end to $4.4 million at September 30, 1995, primarily due to an anticipated level of non-performing assets from the acquisition of Charter Bank, SSB. All of the increase in the other real estate can be attributed to single family residential properties from Charter Bank, SSB. Total non-performing assets as a percentage of total assets was 0.5% at September 30, 1995 and 0.5% at December 31, 1994.

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

                                    Charter Bancshares, Inc.
                                          (Registrant)




                                   By: /s/ WILLIAM S. SHROPSHIRE, JR.
                                      ----------------------------------
                                      William S. Shropshire, Jr.
                                      Senior Vice President
                                      Chief Financial Officer
                                      and Treasurer
                                      (Principal financial and
                                      accounting officer)

Date: November 10, 1995