Form 10-K405
period 1995-12-31
CHARTER BANCSHARES INC
filed 1996-03-29
CIK 718607

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                               FORM 10-K

(MARK ONE)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For fiscal year ended December 31, 1995

                                   OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from  _______________ to _______________

                     Commission File Number:  0-13496

                         CHARTER BANCSHARES, INC.
          (Exact name of registrant as specified in its charter)

                    TEXAS                                 74-1967164
       (State or other jurisdiction of                  (IRS employer
        incorporation or organization)              identification number)

      2600 CITADEL PLAZA DRIVE, SUITE 600
              HOUSTON, TEXAS                                77008
    (Address of principal executive offices)             (Zip Code)

    REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (713) 692-6121

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                              NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                       ON WHICH REGISTERED
     -------------------                       -------------------
           NONE                                        N/A

Securities registered pursuant to Section 12(g) of the Act and the outstanding number of shares of each class of capital stock as of December 31, 1995:

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

The aggregate market value of the registrant's Common Stock held by non-affiliates as of March 15, 1996, was $44,418,787 based on the high and low sales price of $27.125 on such date.

As of March 15, 1996, registrant had outstanding 6,061,625 shares of Common Stock, $1.00 par value, and 269,236 shares of Special Common Stock, $1.00 par value.

PART I

ITEM 1.  BUSINESS

Charter Bancshares, Inc. ("Charter" or "Company") is a Texas bank holding company organized in 1978 under the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). Charter maintains its principal offices at 2600 Citadel Plaza Drive, Suite 600, Houston, Texas 77008 (telephone:
713/692-6121).

Charter owns all of the outstanding capital stock of CBH, Inc. ("CBH"), a Delaware corporation and intermediate bank holding company (unless otherwise indicated, all references herein to Charter include CBH). CBH owns all of the outstanding capital stock of Charter National Bank-Houston ("Charter-Houston"), Charter National Bank-Colonial ("Charter-Colonial"), University National Bank-Galveston ("University Bank-Galveston") and Charter Bank, SSB ("Charter-SSB") (hereinafter such banks and their operating subsidiaries may be referred to collectively as the "Subsidiary Banks" and individually as a "Subsidiary Bank").

Charter's principal activity is the ownership and management of the Subsidiary Banks. Charter-Houston, Charter-Colonial and University Bank-Galveston are national banks organized under the laws of the United States and Charter-SSB is a state savings bank organized under the laws of the state of Texas. Other than asset management and trust services which are offered solely through Charter-Houston, each of the Subsidiary Banks offers a full range of banking services to its customers, including demand and time deposits and various types of commercial and consumer loans. The Subsidiary Banks also offer discount brokerage services for the purchase of securities through a consortium of the Subsidiary Banks, which operates as Investor Services at Charter Banks ("Charter Investor Services"). Charter-Houston, Charter-Colonial and Charter-SSB draw substantially all of their deposits and a majority of their loans in the Houston-Harris County area, while University Bank-Galveston draws substantially all of its deposits and makes substantially all of its loans in the Galveston, Texas area.

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

MERGER AGREEMENT WITH NATIONSBANK. On January 25, 1996, Charter and NationsBank Corporation, a North Carolina corporation and registered bank holding Company ("NationsBank"), entered into an Agreement and Plan of Merger (the "Merger Agreement"). Consummation of the transactions contemplated by the Merger Agreement is subject to numerous conditions, including approval by the shareholders of Charter and by applicable regulatory authorities. Pursuant to the Merger Agreement, Charter will merge (the "Merger") with and into NB Holdings Corporation, a Delaware corporation and wholly owned subsidiary of NationsBank or another subsidiary of NationsBank (the "Merger Subsidiary"), with the Merger Subsidiary as the surviving corporation. Upon consummation of the Merger, each share of Charter Common Stock, $1.00 par value per share ("Common Stock") and each share of Special Common Stock, $1.00 par value per share, will be converted into the right to receive 0.385 shares of NationsBank Common Stock, no par value per share ("NationsBank Common Stock"), with cash to be paid in lieu of any resulting fractional
shares of NationsBank Common Stock.   The Proxy Statement-Prospectus relating
to the shares of NationsBank Common Stock that would be issued to Charter's shareholders upon consummation of the Merger, the notice of and solicitation of proxies for the special meeting at which the Merger will be submitted to a vote of Charter's shareholders, and other information regarding the proposed Merger will be distributed to Charter's shareholders once the Registration Statement relating thereto has been declared effective by the Securities and Exchange Commission. It is presently anticipated that, subject to satisfaction of all conditions, the special meeting of Charter's shareholders to vote on the Merger will be held in May 1996, and the Merger will occur prior to June 30, 1996, although no assurances can be made as to when the special meeting will be held or whether or when the Merger will occur.

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

SUBSIDIARY BANKS

The following table sets forth certain balance sheet and operating information at December 31, 1995, with respect to the Subsidiary Banks:

                               CHARTER-HOUSTON    CHARTER-COLONIAL     UNIVERSITY BANK     CHARTER SSB
                               ---------------    ----------------     ---------------     -----------
Balance Sheet:                                             (IN THOUSANDS)
  Assets....................       $478,504          $231,634             $97,864            $129,910
  Deposits..................        399,198           179,389              73,200              88,939
  Loans.....................        300,589            75,400              43,287              93,958
  Allowance for Credit
   Losses...................          2,612               547                 512                 941
  Total Equity..............         35,550            14,447               8,177              10,385

Results of Operations:
  Interest Income...........         34,488            13,647               6,240              13,245
  Interest Expense..........         12,518             5,574               2,669               7,410
  Provision for Credit
   Losses...................           (605)               --                 (20)               (250)
  Net Earnings..............          6,835             2,308                 635               2,073

Capital Ratios:
  Core capital (Tier 1) as
   a percentage of
   risk-weighted assets.....           10.0%             14.9%              12.4%                13.9%
  Total capital (Tier 1 and
   Tier 2) as a percentage
   of risk-weighted assets..           11.0              15.8               13.4                 14.9
  Tangible core capital as
   a percentage of quarterly
   average assets (tangible
   leverage ratio)..........            6.2               7.0                7.0                  7.2

Asset Quality Ratios:
  Allowance as a percentage
   of loans outstanding at
   year end.................            0.9%              0.7%               1.2%                 1.0%
  Allowance as a percentage
   of non-performing loans
   (non-performing loans
   include non-accruals,
   restructured and 90+
   days past due)...........          113.8             295.2               67.4                106.6
  Allowance as a percentage
   of total non-accrual
   loans....................          253.1             306.7              108.8                143.4
  Non-performing loans as
   a percentage of total
   loans                                0.8               0.2                1.8                  0.7
  Total non-performing
   assets as a percentage
   of total assets..........            0.6               0.2                0.5                  0.9

CHARTER-HOUSTON is a national banking association organized by Jerry E. Finger and others in 1963. Charter-Houston's main office is at 2600 Citadel Plaza Drive, Suite 100, on Houston's North Loop (I-610), with branches in Houston at 5150-5200 North Shepherd, 5433 Westheimer, 2401 Fountainview, 7500 Beechnut, 4821 Cornish, 1005 Blalock, 14315 Bellaire Boulevard and a branch in LaPorte at 851 Highway 146 South. The various locations that together comprise Charter-Houston's banking facilities are leased, with the exception of the LaPorte branch facility and a facility held for a future banking use at 3000 Bering Drive, each of which is owned by Charter-Houston. Charter-Houston's banking facilities include an aggregate of 38 drive-in lanes. Charter-Houston's two-story office building at 5150 North Shepherd houses the consolidated accounting, bookkeeping and data processing operations of Charter and the Subsidiary Banks. The consolidated credit department of the Subsidiary Banks is also located at Charter-Houston's main office at 2600 Citadel Plaza Drive. Charter-Houston employed 318 full-time and 38 part-time persons at January 31, 1996, including 42 senior officers. The foregoing number of employees includes approximately 80 full-time and 12 part-time persons who staff the consolidated accounting, item processing, customer service, bookkeeping and data processing operations of Charter and the Subsidiary Banks and approximately 43 full-time and 6 part-time persons who staff the Subsidiary Banks consolidated central credit department. Charter-Houston acts as an upstream correspondent bank in providing such services to Charter-Colonial, University Bank-Galveston and Charter-SSB.

Charter-Houston also offers asset management and trust services to pension and profit-sharing plans, private trusts and individual customers. At December 31, 1995, Charter-Houston had approximately $290 million under trust department management, as compared to $180 million at December 31, 1994.

CHARTER-COLONIAL is a national banking association organized by Jerry E. Finger and others and opened for business in 1975 as Colonial National Bank. The bank was acquired by Charter in December 1978. The main banking house of Charter-Colonial is located at 2301 FM 1960 West in north Harris County with branches in Houston at 7915 FM 1960, 11025 FM 1960, 2240 FM 1960 and 8320 FM
1960. Except for the land and building comprising its main banking house and the 11-lane drive-in facility adjacent to the Willowbrook Branch of Charter-Colonial, each of which is owned by Charter-Colonial, the various lobby and drive-in locations that together comprise Charter-Colonial's banking facilities are leased. Charter-Colonial's banking facilities include an aggregate of 22 drive-in lanes. At January 31, 1996, Charter-Colonial employed 44 full-time and 10 part-time persons, including 3 senior officers.

UNIVERSITY BANK-GALVESTON ("University") is a national banking association which was organized and opened for business in 1967. University was acquired and consolidated into Charter on April 20, 1993. The main banking house of University is located at 700 University Boulevard in close proximity to the Galveston Medical Center with branches in Galveston at 200 University Boulevard and 6109 Central City Boulevard. The land and building comprising University's main banking house and the land comprising the drive-in facility adjacent to the Central City Boulevard Branch are owned by University, while the lobby areas that comprise University's two branches are leased. University banking facilities include an aggregate of 14 drive-in lanes. At January 31, 1996, University employed 27 full-time and 7 part-time persons, including 3 senior officers.

CHARTER BANK, SSB. On January 10, 1995, Charter acquired West Loop Savings and Loan Association, which represented the fifth largest thrift in the Houston area with total assets of approximately $130 million at December 31, 1995. Immediately following the acquisition, West Loop's charter was converted to a Texas state savings bank under the name Charter Bank, SSB, in order to reduce certain regulatory burdens, establish a vehicle for possible expansion of nonbank activities, and implement a product mix which is consistent with Charter's other subsidiary banks. Charter Bank- SSB has a banking facility at 4672 Beechnut, which is leased, and another facility in Baytown at 401 West Texas Avenue, which is owned. At January 31, 1996, Charter-SSB employed 8 full-time and 1 part-time persons, none of which are senior officers.

NON-BANKING ACTIVITIES

CBH, INC. On September 17, 1992, Charter and the Subsidiary Banks completed a corporate reorganization involving the formation of an intermediary bank holding company to be domiciled in Delaware under the name CBH, Inc., whereupon all of the capital stock of CBH was issued to Charter in exchange for all of the outstanding capital stock of the Subsidiary Banks, effective as of December 31, 1991. Except for tax savings and certain organizational and operating expenses, this corporate reorganization has not had any affect on the operations of Charter or its subsidiaries or Charter's consolidated financial statements.

CHARTER MORTGAGE. On April 27, 1994, Charter consummated the acquisition of certain assets and the assumption of certain liabilities of Capital Standard Mortgage, Inc. through a 90-percent owned subsidiary of Charter-Houston known as Charter Mortgage Company ("Charter Mortgage"). The remaining 10 percent of Charter Mortgage's stock is owned by principals of Charter Mortgage. Charter Mortgage presently operates mortgage production offices in Houston, Austin, Dallas, Plano, Arlington, El Paso and Phoenix. At December 31, 1995, Charter Mortgage's servicing portfolio totalled approximately $276 million and loans in the pipeline totalled approximately $170 million. At January 31, 1996, Charter Mortgage employed 133 full-time persons, 4 part-time persons, including 18 senior officers.

CHARTER VENTURE is a small business investment company licensed by the Small Business Administration with capitalization of approximately $994,000 and offices at 2600 Citadel Plaza Drive in Houston. Charter Venture's investment activities involve participation in venture capital private placements of established small business concerns. All of Charter Venture's investments include actual or potential equity ownership in the small businesses being funded. At December 31, 1995, Charter Venture had an investment portfolio comprised of equity ownership positions in five small business concerns. Charter Venture strives to develop a diversified mixture of industries in its investment portfolio with a concentration of investments in Texas and bordering states.

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

CHARTER JOINT VENTURE was an investment made by Charter in 1984, along with six other joint venture partners, in a non-voting investment unit of Equus Capital Corporation ("Equus"). On June 29, 1995, Charter Joint Venture's investment in Equus was restructured and converted into 4,004 shares of Equus Series C Preferred Stock, where upon the 4,004 shares of Equus Series C Preferred Stock were redeemed by Equus resulting in the distribution to Charter of 5,344 shares of common stock of Equus II Incorporated and a promissory note from Equus in the original principal amount of $248,800. Equus II Incorporated is a business development company that trades as a closed end fund on the American Stock Exchange and invests in equity-oriented securities of small to medium-sized, mostly private owned companies. This reclassification and redemption resulted in a long-term capital loss of approximately $175,000 which Charter recognized during the year ended December 31, 1995.

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

EXPANSION

EXPANSION OPPORTUNITIES. Charter has availed itself of the opportunities created by branch banking through the consummation of various bank acquisitions and corporate reorganizations. Charter has pursued opportunities for expansion through the acquisition of financial institutions that could be efficiently integrated into Charter's existing infrastructure and which enhance Charter's market position as a community bank and a diversified financial services provider. By concentrating on acquisition opportunities within roughly a 100-mile radius of Charter's corporate headquarters, Charter has been able to preserve its community and middle market focus, while realizing some of the centralized operating efficiencies and product standardization characteristic of larger banking organizations. This acquisition strategy led to Charter's following acquisitions during 1995 and 1996:

On November 17, 1995, Charter consummated the acquisition of LaPorte State Bank ("LaPorte") which was merged into Charter-Houston. At the time of the acquisition, LaPorte had approximately $34 million in total assets, $32 million in deposits, and $13 million in loans. LaPorte added one banking facility to Charter's branch network at 815 Highway 146 South in southeast Harris County. This acquisition has been accounted for under the purchase method of accounting.

In November 1995, Charter agreed to acquire Cypress National Bank, Houston, Texas ("Cypress"), pending shareholder and regulatory approval. At December 31, 1995, Cypress had total loans of $12 million, total assets of $21 million, and total deposits of $19 million. Following receipt of the requisite shareholder and regulatory approvals, the acquisition was closed on March 15, 1996, after which Cypress' three northwest Houston locations became branches of Charter-Colonial.

During November 1995, Charter agreed to acquire Texas Bank, Baytown, Texas ("Texas Bank") pending shareholder and regulatory approval and subject to the resolution of certain contingencies by Texas Bank. At December 31, 1995, Texas Bank had $19 million in total loans, $39 million in total assets, and $35 million in total deposits. Texas Bank has a banking facility in Baytown and another in nearby Mont Belvieu.

During January 1996, Charter also agreed to acquire Houston Independent Bank, National Association ("HIB") pending shareholder and regulatory approval. At December 31, 1995, HIB had total loans of $7 million, total assets of $33 million, and total deposits of $29 million. HIB has one banking facility in southwest Houston near the intersection of Beltway 8 and Highway 59.

SUPERVISION AND REGULATION

CHARTER. As a bank holding company, Charter is subject to regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") and is required to file with the Federal Reserve Board an annual report and to furnish such additional information as the Federal Reserve Board may require pursuant to the Holding Company Act. The Federal Reserve Board may conduct examinations of Charter and each of its subsidiaries.

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

SUBSIDIARY BANKS. Various requirements of federal and Texas law affect the operation of the Subsidiary Banks, including the requirement to maintain reserves against deposits, restrictions on the nature and amount of loans which may be made and the interest that may be charged thereon, and restrictions relating to investments and other activities. All national banks and are subject to regulation, supervision and periodic examination by the Office of the Comptroller of the Currency ("OCC"). Charter Bank, SSB, is a state savings bank subject to regulations by the Texas Savings and Loan Department. Any future subsidiary bank which might be a State of Texas chartered bank would be subject to regulation by the Texas Department of Banking. National and state savings banks are both subject to further regulation by the Federal Reserve Board and the FDIC. The OCC has been granted enforcement powers with respect to the Subsidiary Banks which are similar in scope and nature to those powers previously described with respect to bank holding companies.

At December 31, 1995, $550,000 of the $63,443,000 of regulatory total capital of the Subsidiary Banks was represented by subordinated capital notes. The Federal Reserve Board and the OCC have adopted guidelines originally proposed by the Federal Financial Institutions Regulatory Board that restrict the extent to which such capital notes qualify in meeting the capital requirements imposed upon the Subsidiary Banks by the OCC. In accordance with such guidelines, Charter in the past provided additional capital to its Subsidiary Banks through now partially repaid bank borrowings by Charter, the proceeds of which have been used to purchase capital stock in the Subsidiary Banks.

Cash revenues derived from dividends and management fees received by Charter from the Subsidiary Banks and non-bank subsidiaries represent the largest source of total cash revenues of Charter. In addition to certain statutory limitations restricting payments of dividends, approval of the OCC is required for the payment of any dividend to Charter by any of the Subsidiary Banks if the total of all dividends, including any proposed dividends, declared by any such bank in any calendar year exceeds the total of its net profits, as defined by the OCC, for that year, combined with its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock. At December 31, 1995, pursuant to applicable law $11,505,000 of retained earnings was available for the payment of dividends by the Subsidiary Banks to Charter.

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

COMPETITION

The activities in which the Subsidiary Banks engage are highly competitive. Each activity engaged in and geographic market served involves competition with other banks, as well as with non-banking financial institutions and non-financial enterprises. The Subsidiary Banks actively compete with other banks in their efforts to obtain deposits and make loans, in the scope and types of services offered, in interest rates paid on time deposits and charged on loans, and in other aspects of banking. At December 31, 1995, the Subsidiary Banks had aggregate deposits of $740,726,000.

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

The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") contains important provisions affecting all federally insured financial institutions ("banking organizations") in such areas as anti-fraud and anti-abuse enforcement powers, each banking organization's performance and record in meeting community credit needs, and acquisitions of savings and loan institutions. During 1990 initial phase-in of risk-based capital guidelines commenced and guidelines relative to the leverage ratio of minimum capital to total assets, which became effective after year-end 1990, were issued. For further discussion of these new capital requirements, reference should be made to the "Capital Resources" presentation beginning on page 26 of this report.

In 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted. The provisions of FDICIA include a plan to recapitalize the Bank Insurance Fund that is the source of deposit insurance coverage to FDIC-insured institutions, authority to ultimately fund such recapitalization plan through increased deposit insurance premiums, various supervisory reforms which will increase the frequency of on-site examinations by federal banking regulators, changes in the deposit insurance system, an array of new consumer lending requirements, and the adoption of the Truth in Savings Act. FDICIA also authorizes federal banking regulators to take prompt, corrective action against institutions which are under-capitalized, institute a risk-based assessment system for deposit insurance, and implement a series of operational and management-based standards and potential sanctions for violations of such standards. It is clearly anticipated that FDICIA will unquestionably increase the regulatory burden on financial institutions and impose substantial actual and incidental costs on financial institutions and their customers.

While the Equal Credit Opportunity Act, the Fair Housing Act and the Community Reinvestment Act ("CRA")--laws that require financial institutions to practice fair lending and meet the credit needs of the communities in which they are located--have been in effect for a number of years, regulatory attention to enforcement of such laws has increased significantly in recent years. The fair lending laws strictly prohibit discriminatory lending practice. Using Home Mortgage Disclosure Act and other data which financial institutions are required to maintain and report to the federal government, federal and state governmental authorities are vigorously targeting financial institutions suspected of violating the fair lending laws. Financial institutions may be subject to fair lending enforcement actions, including civil money penalties, even though their lending practices unintentionally have disparate impact or discriminatory effect.

Similar to the fair lending laws, CRA initiatives and enforcement actions have been given increased attention in recent years. The rules and regulations governing CRA compliance have been revised in an effort to establish more objective measurements of CRA performance. The focus of performance will be on each institution's actual lending, services and investment records relative to low and moderate income areas which are located within the institution's delineated community. The penalties for inadequate CRA performance may include monetary penalties and severe limitations on any further acquisition or expansion activities. The board of directors of Charter and its Subsidiary Banks and Charter's management are firmly committed to nondiscriminatory lending practices and ensuring that the Subsidiary Banks meet the credit needs of low and moderate income areas in our local communities. Charter continues to devote a substantial amount of time and resources to fair lending and CRA training and compliance.

EMPLOYEES

Charter and its subsidiaries had approximately 549 full-time and 61 part-time employees as of January 31, 1996, approximately 73 of whom are senior officers of either Charter or a Subsidiary Bank. None of the employees are represented by any union or similar group, and management believes it has excellent relations with the staff. Charter and its subsidiaries are equal opportunity employers and provide equal employment opportunities to individuals without regard to race, sex, age, national origin, religion, veteran status or disability.

ITEM 2.  PROPERTIES

The executive offices of Charter are located at 2600 Citadel Plaza Drive, Suite 600, Houston, Texas 77008. Charter-Houston owns (i) a one-acre vacant lot adjacent to its leased facility at 5200 North Shepherd (ii) the land and building comprising the facility held for future banking use at 3000 Bering Drive and (iii) the land and building which comprise the LaPorte branch at 815 Highway 146 South, LaPorte, Texas. Charter-Colonial owns the land and building comprising its main banking premises and its Cy-Fair Branch, as well as the land and improvements comprising the drive-in banking facility of its Willowbrook Branch. University owns the land and building comprising its main banking house and the land comprising the drive-in facility constructed during 1994 adjacent to the West 61st Street Branch. Charter-SSB owns the land and building which comprise it's Baytown branch at 401 Texas Avenue, Baytown, Texas. Beechnut Holdings, Inc., a subsidiary of Charter-SSB, owns a
 .9708 acre tract of land held for a future banking unit at 4946 Beechnut, Houston, Texas. Charter or its Subsidiary Banks lease the remaining banking premises and remote facilities under various leases extending through the year 2000. (See "Subsidiary Banks" under Item 1.)

ITEM 3.  LEGAL PROCEEDINGS

Neither Charter nor any of its subsidiaries are a party to any legal proceedings that in management's judgment would have a material adverse effect on the consolidated financial position of Charter and its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Since the annual shareholders' meeting held on April 27, 1995, no matters have been submitted to a vote of the shareholders of Charter.

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

PRICE RANGE OF COMMON STOCK. Charter's Common Stock ("Common Stock") is listed on the automated quotation system ("Nasdaq") of the National Association of Securities Dealers, Inc. ("NASD") and trades over-the-counter on Nasdaq under the symbol SAIL. The table below sets forth the high and low sales prices as reported on Nasdaq for each fiscal quarter of 1995 and 1994. Amounts have not been adjusted to reflect the 5% stock dividends paid on October 31, 1995 and October 31, 1994.

          REPORTED PERIOD                     HIGH     LOW
          ---------------                     ----     ---
          Fourth Quarter of 1995             $20.00  $17.50
          Third Quarter of 1995              $19.50  $15.75
          Second Quarter of 1995             $16.38  $14.25
          First Quarter of 1995              $15.50  $13.75
          Fourth Quarter of 1994             $15.25  $13.75
          Third Quarter of 1994              $14.75  $13.75
          Second Quarter of 1994             $13.75  $13.50
          First Quarter of 1994              $14.25  $13.75

On March 15, 1996, the high and low sales price of the Common Stock was $27.125.

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

REDEMPTION OF PREFERRED STOCK. In accordance with the terms of the Merger Agreement, Charter's board of directors authorized and approved the redemption of all 14,201 outstanding shares of preferred stock, initial series, $50.00 par value (the "Preferred Stock"). The Preferred Stock will be redeemed on March 31, 1996, at which time each share of Preferred Stock will be converted into the right to receive the redemption price of $50.00 per share, together with the regular semiannual dividend of $2.00 per share, upon surrender of the certificates evidencing such shares of Preferred Stock. The record date for the redemption of the Preferred Stock was fixed at February 26, 1996, and notice of such redemption has been sent to all of the holders of the Preferred Stock.

HOLDERS. At March 15, 1996, Charter's Common Stock, Special Common Stock, and Preferred Stock were owned of record by approximately 520, 13 and 340 shareholders, respectively, excluding, however, shares held through brokerage, custodial or other nominee accounts.

DIVIDENDS AND DIVIDEND POLICY

DIVIDEND POLICY. Holders of Common Stock and Special Common Stock are entitled to receive such dividends as are declared by Charter's Board of Directors in accordance with Charter's dividend policy. Factors which Charter's Board of Directors considers prior to declaring a dividend include earnings, regulatory capital requirements, general business conditions and the capital needs of its subsidiaries, as well as other factors which the Board of Directors may deem relevant. The payment of dividends by Charter also is restricted by the terms of a loan agreement, which agreement is further described in Note 11 to the financial statements on page 45. Dividends on Common Stock and Special Common Stock are subject to the prior payment of any cumulated and unpaid dividends on the Preferred Stock.
Subject to compliance with Charter's dividend policy, the Board of Directors has authorized the payment of regular quarterly dividends on Charter's Common Stock and Special Common Stock to be paid in the first month of each fiscal quarter at a rate to be fixed by the Board of Directors. Such regular quarterly dividends may be suspended at any time by the Board of Directors and there is no assurance that Charter will continue to pay regular quarterly dividends on the Common Stock and Special Common Stock.

DIVIDENDS FROM SUBSIDIARY BANKS. Since Charter is a bank holding company it is dependent upon receipt of dividends or advances from its subsidiaries (primarily the Subsidiary Banks) for payment of dividends to shareholders. The payment of dividends by the Subsidiary Banks is limited by applicable
federal banking law.   (See "Supervision and Regulation - Subsidiary Banks"
beginning on page 5.)

DIVIDEND HISTORY. Charter paid quarterly cash dividends on its Common Stock from 1979 through September 30, 1985. Effective December 31, 1985, Charter suspended the payment of dividends to holders of Common Stock and Special Common Stock as a consequence of losses sustained from operations and a
resulting desire to conserve capital.   On August 10, 1992, Charter paid a
five percent (5%) stock dividend to the holders of record of Common Stock and Special Common Stock as of July 31, 1992. On February 17, 1993, Charter's Board of Directors resumed the payment of cash dividends on Charter's Common Stock and Special Common Stock by declaring a quarterly cash dividend of $.03 per share to be paid on March 31, 1993, to the holders of Common Stock and Special Common Stock as of March 15, 1993. The quarterly cash dividend on Charter's Common Stock and Special Common Stock was increased to $.05 per share for payment on June 30, 1993.

The following table sets forth dividends per share on Charter Common Stock and Special Common Stock, respectively, for the periods indicated:


       REPORTED PERIOD              CASH DIVIDENDS, (1) (2)
       ---------------              -----------------------
       First Quarter of 1996              $.08
       Fourth Quarter of 1995              .08
       Third Quarter of 1995               .08
       Second Quarter of 1995              .07
       First Quarter of 1995               .07
       Fourth Quarter of 1994              .06
       Third Quarter of 1994               .06
       Second Quarter of 1994              .06
       First Quarter of 1994               .06

  (1) Dividends on certain of the shares of Class B Special Common Stock were restricted to fifty percent of the dividend rate set by Charter's board of directors, which restriction lapsed during the second quarter of 1995.

  (2) Charter also declared and paid five percent dividends on shares of Common Stock and Special Common Stock on October 31, 1995, October 31, 1994, and September 30, 1993.

ITEM 6.  SELECTED FINANCIAL DATA

                                                        CHARTER BANCSHARES, INC. AND SUBSIDIARIES
                                            1995          1994          1993           1992            1991
                                           ----------------------------------------------------------------
                                                (IN THOUSANDS, EXCEPT PERCENTAGES AND PER SHARE AMOUNTS)
FOR THE YEAR ENDED DECEMBER 31:

Interest income.....................   $   66,470     $   43,856   $   39,227     $   40,072     $   44,977
Interest expense....................       27,425         14,605       13,786         16,394         23,975
                                       ----------     ----------   ----------     ----------     ----------
Net interest income.................       39,045         29,251       25,441         23,678         21,002
Provision for credit losses.........          979            233          911          1,465          1,662
Non-interest income.................       18,394         12,243        8,699          8,272          8,167
Non-interest expense (1)............       39,509         29,814       26,668         23,704         22,800
                                       ----------     ----------   ----------     ----------     ----------
Earnings before income taxes (1)....       16,951         11,447        6,561          6,781          4,707
Income tax expense (1)..............        6,192          3,761        1,305            136            339
                                       ----------     ----------   ----------     ----------     ----------
Earnings before effect of change
 in accounting principle............       10,759          7,686        5,256          6,645          4,368
Cumulative effect of a change in
 accounting for income taxes........           --             --        2,950             --             --
                                       ----------     ----------   ----------     ----------     ----------
Net earnings........................   $   10,759     $    7,686   $    8,206     $    6,645     $    4,368
                                       ----------     ----------   ----------     ----------     ----------
                                       ----------     ----------   ----------     ----------     ----------
Net earnings as a percent of:
  Average assets....................         1.26%          1.13%        1.25%          1.16%          0.79%
  Average shareholders' equity......        19.91          15.86        19.16          18.35          13.36
  Average common shareholders' equity.      20.18          16.10        19.49          19.90          14.89
Per Common Share(2):
   Primary earnings before change in
    accounting principle............   $     1.69     $     1.21   $     0.82     $     1.10     $     0.70
   Fully diluted earnings before
    change in accounting principle..         1.69           1.21         0.82           1.05           0.69
   Cumulative effect of change in
    accounting for income taxes.....           --             --         0.47             --             --
   Net earnings - primary...........         1.69           1.21         1.29           1.10           0.70
   Net earnings - fully diluted.....         1.69           1.21         1.29           1.05           0.69
   Book value (3)...................         9.69           7.61         7.14           6.01           4.96
   Dividends........................         0.30           0.24         0.18             --             --
Dividend pay-out ratio..............        17.75%         19.83%       13.95%            --%            --%
Weighted average shares outstanding:
     Primary........................    6,330,861      6,326,658    6,312,515      5,777,836      5,590,233
     Fully diluted..................    6,330,861      6,330,861    6,330,746      6,297,446      6,264,446


BALANCE SHEET DATA AS OF DECEMBER 31:

Loans...............................   $  513,235     $  343,761   $  290,674     $  237,212     $  221,748
Total assets........................      914,565        722,398      667,096        597,302        556,338
Deposits............................      733,714        616,880      588,754        525,446        499,078
Long-term debt......................       14,650         14,850       13,550          7,511          7,757
Shareholders' equity (3)............       62,042         48,888       45,772         38,636         34,206
Shareholders' equity (percent
 change) (3)........................        26.91%          6.81%       18.47%         12.95%         11.29%
Average shareholders' equity
 as a percent of average
 assets (3).........................         6.34%          7.14%         6.52%          6.33%          5.94%

(1) Non-interest expenses for 1993 include approximately $1.5 million in accelerated amortization of core deposit intangibles. The total of income tax expense for 1993 was reduced by an approximately $1.4 million tax benefit related to this accelerated amortization of core deposit intangibles. Excluding the effect of this accelerated amortization, earnings before income taxes would have increased to approximately
    $8 million in 1993.

(2) All per share figures and weighted average shares outstanding have been adjusted for the 5% stock dividends paid on October 31, 1995, October 31, 1994, September 30, 1993 and August 10, 1992.

(3) At December 31, 1995, Charter's shareholders' equity was increased by $978,000 and at December 31, 1994 shareholders' equity was reduced by $3,352,000 to reflect the effect of SFAS #115, which requires the net unrealized gain (loss) on securities available for sale to be included in shareholders' equity. Excluding the affect of this adjustment to shareholders' equity at December 31, 1995 and 1994, certain selected financial data reflected above would be adjusted as follows: shareholders' equity of $61,064,000 and $52,240,000,respectively, the percent change in shareholders' equity of 16.90% and 14.13%, respectively, and book value per common share of $9.53 and $8.13, respectively.

CONDENSED STATEMENTS OF EARNINGS

The following is a comparison of Charter's condensed statements of earnings
for the most recent five-year period.   The amounts for the years ended
December 31, 1995 through 1991 have not been presented on a taxable equivalent basis due to Charter's federal income tax-loss carry forward position in years prior to 1993 and the immaterial effect on earnings from tax-exempt income in each year.

                                                               YEAR ENDED DECEMBER 31,
                                              1995         1994       1993         1992         1991
                                            ---------------------------------------------------------
                                                                   (IN THOUSANDS)
Interest income(1)...................       $66,470      $43,856    $39,227      $40,072      $44,977
Interest expense.....................        27,425       14,605     13,786       16,394       23,975
                                            -------      -------    -------      -------      -------
    Net interest income(1)...........        39,045       29,251     25,441       23,678       21,002
Provision for credit losses..........           979          233        911        1,465        1,662
Non-interest income..................        18,394       12,243      8,699        8,272        8,167
Non-interest expense (2).............        39,509       29,814     26,668       23,704       22,800
                                            -------      -------    -------      -------      -------
Earnings before income taxes (2).....        16,951       11,447      6,561        6,781        4,707
Income tax expense(2)................         6,192        3,761      1,305          136          339
                                            -------      -------    -------      -------      -------
Earnings before effect of change in
 accounting principle................        10,759        7,686      5,256        6,645        4,368
Cumulative effect of a change in
 accounting for income taxes.........            --           --      2,950           --           --
                                            -------      -------    -------      -------      -------
    Net earnings.....................       $10,759      $ 7,686    $ 8,206      $ 6,645      $ 4,368
                                            -------      -------    -------      -------      -------
                                            -------      -------    -------      -------      -------

(1) For the years ended December 31, 1995 through 1991, interest income would have been $66,495,000, $43,876,000, $39,232,000, $40,080,000 and
     $44,995,000, respectively, and net interest income would have been $39,070,000, $29,271,000, $25,446,000, $23,686,000 and $21,020,000,
     respectively, if all such amounts were shown using a comparable fully taxable equivalent basis (using a tax rate of 34%).

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

                                                                            YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------------------------------------------
                                                    1995            1994              1993             1992             1991
                                            --------------------------------------------------------------------------------------
                                            AMOUNT      %       AMOUNT     %      AMOUNT    %       AMOUNT     %      AMOUNT    %
                                           --------    ---     --------   ---     --------  ---     --------  ---     --------  --
Assets:                                                                        (IN THOUSANDS)

Cash and due from banks................    $ 35,248     4%     $ 36,397     5%    $ 32,658   5%     $ 28,172    5%   $ 27,117    5%
Loans..................................     469,591    55       293,536    43      277,409  42       217,643   38     197,969   36
Interest-bearing deposits..............          --    --           465    --          398  --         1,766   --       3,335    1
Trading account assets.................          --    --         2,615    --        4,320  --         1,937   --       7,231    1
Securities:
  Taxable..............................     292,772    34       294,227    43      294,714  45       269,241   47     260,110   47
  Non-taxable..........................         948    --           797    --          183  --           204   --         457   --
                                           --------   ---      --------   ---    --------  ---      --------  ---    --------  ---
  Total securities.....................     293,720    34       295,024    43      294,897  45       269,445   47     260,567   47
                                           --------   ---      --------   ---    --------  ---      --------  ---    --------  ---
Federal funds sold and securities
 purchased under agreements to
 resell................................      21,959     3        27,654     4      23,662    4        32,183    6      29,909    5
Other assets...........................      36,297     5        27,853     4      28,483    4        24,663    4      27,700    5
Allowance for credit losses............      (5,415)   (1)       (4,451)    1      (4,673)  --        (3,591)  --      (3,328)  --
                                           --------   ---      --------   ---    --------  ---      --------  ---    --------  ---
Total Assets...........................    $851,400   100%     $679,093   100%   $657,154  100%     $572,218  100%   $550,500  100%
                                           --------   ---      --------   ---    --------  ---      --------  ---    --------  ---
                                           --------   ---      --------   ---    --------  ---      --------  ---    --------  ---

Liabilities and Shareholders' Equity

Liabilities:
Deposits:
  Non-interest-bearing demand..........    $180,466    21%     $167,207    25%   $154,310   24%     $120,936   21%   $107,822   20%
  Interest-bearing demand..............      85,422    10        93,001    14      99,608   15        75,591   13      55,636   10
  Savings..............................      34,181     4        37,328     5      35,599    5        21,325    4      19,823    4
  Money market savings.................     104,018    12       109,923    16     103,187   16        85,579   15      62,895   11
  Time.................................     292,846    35       176,837    26     185,218   28       204,559   36     236,665   43
                                           --------   ---      --------   ---    --------  ---      --------  ---    --------  ---
     Total Deposits....................     696,933    82       584,296    86     577,922   88       507,990   89     482,841   88
                                           --------   ---      --------   ---    --------  ---      --------  ---    --------  ---
Securities sold under
 agreements to repurchase..............      47,663     6        26,183     4      17,641    2        14,467    3      21,916    4
FHLB advances..........................      26,365     3            --    --          --   --            --   --          --   --
Long-term debt.........................      14,850     2        14,549     2      12,087    2         7,991    1       8,341    2
Other liabilities......................      11,562     1         5,604     1       6,679    1         5,559    1       4,717    1
                                           --------   ---      --------   ---    --------  ---      --------  ---    --------  ---
  Total Liabilities....................     797,373    94       630,632    93     614,329   93       536,007   94     517,815   95
                                           --------   ---      --------   ---    --------  ---      --------  ---    --------  ---
Shareholders' Equity...................      54,027     6        48,461     7      42,825    7        36,211    6      32,685    5
                                           --------   ---      --------   ---    --------  ---      --------  ---    --------  ---
  Total Liabilities and
   Shareholders' Equity................    $851,400   100%     $679,093   100%   $657,154  100%     $572,218  100%   $550,500  100%
                                           --------   ---      --------   ---    --------  ---      --------  ---    --------  ---
                                           --------   ---      --------   ---    --------  ---      --------  ---    --------  ---

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Earnings before income taxes increased to $16,951,000 as compared to $11,447,000 for 1994. Net earnings increased in 1995 to $10,759,000, as compared to $7,686,000 for 1994. In 1995 fully diluted earnings per common share were $1.69; compared to $1.21 for 1994. Highlights of the major components that affect Charter's net earnings are as follows:

   - Average assets grew $172,307,000, or 25.4%, to $851,400,000, with average deposits totalling $696,933,000.

   - Non-performing assets - non-accrual and restructured loans plus other real estate ("ORE") and collateral acquired was $4,356,000 at December 31, 1995, or 0.48% of total assets, representing a decrease from 0.53% at the prior year-end.

   - Net-interest income - the difference between total interest income on earning assets and total interest expense on deposits and borrowings - increased 33.5%, or $9.8 million, to $39,045,000 for the year.

   - Provision for credit losses - the amounts charged to earnings in order to maintain an adequate allowance for credit losses - increased by $746,000 to $979,000 for 1995, reflecting the impact from an increase in loans by $169,474,000 to $513,235,000 at December 31, 1995.

   - Non-interest income, excluding securities transactions and mortgage banking income - the fees charged for banking services - increased by $1,637,000 to $11,667,000 for the year.

   - Mortgage banking income - the revenues earned from mortgage banking activity, such as loan origination fees, fees from the sale of loans and sales of related servicing rights on originated loans - increased by $4,224,000 to $6,450,000 for the year.

   - Securities transactions - including trading account profits or losses and investment securities gains or losses - resulted in a net gain before taxes of $277,000 for 1995.

   - Non-interest expense - carrying costs and losses incurred with the acquisition and sale of other real estate, employee compensation and other expenses, such as for occupancy, furniture and equipment, advertising, professional fees, deposit insurance premiums and supplies - increased by 32.5%, or $9,695,000, to $39,509,000 for 1995. Approximately $1.8 million of this increase was due to mortgage banking activities and $2.7 million was due to the acquisition of Charter, SSB.

   - Income tax expense - the income tax provision on current year earnings - increased by $2,431,000 to $6,192,000 for 1995.

In the following sections, these and other major factors and trends affecting the components of income and expense are examined in more detail.
Information concerning assets and liabilities is subsequently provided so that an evaluation can be made of capitalization and liquidity as they may affect Charter's future outlook.

NET INTEREST INCOME

Net interest income increased 33.5% in 1995 to $39,045,000, compared to $29,251,000 in 1994. The data used in the analysis of the changes in net interest income is derived from the daily average levels of interest-earning assets and interest-bearing liabilities as well as from the yields earned and rates paid on such amounts. The schedule below gives a three-year history of Charter's daily average interest-earning accounts (including non-accruing loans) and interest-bearing accounts. The amounts earned and paid on each major type of asset and liability account are then shown beside the average balance in the account for the year. The average yields on all interest-earning assets (including non-accruing loans) and the average cost of all interest-bearing liabilities are also summarized.

COMPARATIVE NET INTEREST MARGIN

                                                                    YEAR ENDED DECEMBER 31,
                                       ----------------------------------------------------------------------------------------
                                                 1995                              1994                        1993
                                       ----------------------------------------------------------------------------------------
                                       AVERAGE             YIELD OR   AVERAGE             YIELD OR  AVERAGE            YIELD OR
                                       BALANCE   INTEREST    RATE     BALANCE   INTEREST    RATE    BALANCE   INTEREST   RATE
                                       -------   --------  --------   -------   --------  --------  -------   --------  -------
                                                                            (IN THOUSANDS)
Assets:
   Loans. . . . . . . . . . . . . . .  $ 469,591  $ 46,842   9.98%   $ 293,536  $ 25,875    8.81%   $ 277,409  $ 22,303   8.04%
                                       ---------  --------   ----    ---------  --------    ----    ---------  --------   ----
   Interest-bearing deposits                  --        --      --         465        18    3.87          398        10   2.51
   Trading account assets                     --        --      --       2,615       175    6.69        4,320       131   3.03
   Securities:
     Taxable. . . . . . . . . . . . .    292,772    18,461   6.31      294,227    16,609    5.64      294,714    16,145   5.48
     Non-taxable (1). . . . . . . . .        948        49   5.17          797        38    4.77          183        10   5.46
                                       ---------  --------   ----    ---------  --------    ----    ---------  --------   ----
     Total Securities . . . . . . . .    293,720    18,510   6.30      295,024    16,647    5.64      294,897    16,155   5.48
   Federal funds sold and
     securities purchased under
     agreements to resell . . . . . .     21,959     1,118   5.09       27,654     1,141    4.13       23,662       628   2.65
                                       ---------  --------   ----    ---------  --------    ----    ---------  --------   ----
     Total Earning
       Assets/Yields. . . . . . . . .    785,270    66,470   8.46      619,294    43,856    7.08      600,686    39,227   6.53
                                       ---------  --------   ----    ---------  --------    ----    ---------  --------   ----
   Cash and due from banks. . . . . .     35,248                       36,397                          32,658
   Other assets, net of allowance
     for credit losses. . . . . . . .     30,883                       23,402                          23,810
                                       ---------                    ---------                       ---------
     Total Assets . . . . . . . . . .  $ 851,400                    $ 679,093                       $ 657,154
                                       ---------                    ---------                       ---------
                                       ---------                    ---------                       ---------
Liabilities and Shareholders' Equity:
   Interest-bearing
     demand deposits. . . . . . . . .  $  85,422     1,411   1.65   $  93,001      1,515    1.63    $  99,608     2,387   2.40
   Savings deposits . . . . . . . . .     34,181       835   2.44      37,328        905    2.42       35,599       842   2.37
   Money market savings . . . . . . .    104,018     3,570   3.43     109,923      3,195    2.91      103,187     2,922   2.83
   Other time deposits. . . . . . . .    292,846    15,953   5.45     176,837      6,704    3.79      185,218     6,285   3.39
   Federal funds purchased and
     securities sold under
     agreements to repurchase . . . .     47,663     2,701   5.67      26,183      1,113    4.25       17,641       368   2.09
   FHLB advances. . . . . . . . . . .     26,365     1,725   6.54          --         --      --           --        --     --
   Long-term debt . . . . . . . . . .     14,850     1,230   8.28      14,549      1,173    8.06       12,087       982   8.12
                                       ---------  --------   ----    ---------  --------    ----    ---------  --------   ----
     Total Interest-Bearing
       Liabilities/Rate . . . . . . .    605,345    27,425   4.53     457,821     14,605    3.19      453,340    13,786   3.03
                                       ---------  --------   ----                --------    ----              --------   ----
     Demand deposits. . . . . . . . .    180,466                      167,207                         154,310
   Other liabilities. . . . . . . . .     11,562                        5,604                           6,679
                                       ---------                    ---------                       ---------
     Total Liabilities. . . . . . . .    797,373                      630,632                         614,329
   Shareholders' Equity . . . . . . .     54,027                       48,461                          42,825
     Total Liabilities and
       Shareholders' Equity . . . . .  $ 851,400                    $ 679,093                       $ 657,154
                                       ---------                    ---------                       ---------
                                       ---------                    ---------                       ---------
   Net Interest Income. . . . . . . .             $ 39,045                      $ 29,251                       $ 25,441
                                                  --------                      --------                       --------
                                                  --------                      --------                       --------
   Interest Rate Spread . . . . . . .                        3.93%                          3.89%                         3.50%
                                                             ----                           ----                          ----
                                                             ----                           ----                          ----
   Net Interest Margin (2). . . . . .                        4.97%                          4.72%                         4.24%
                                                             ----                           ----                          ----
                                                             ----                           ----                          ----

(1) The yields for 1995, 1994 and 1993 are not presented on a taxable equivalent basis due to the immaterial effect on earnings from tax-exempt income in each year.

(2) The net interest margins for 1995, 1994 and 1993 would have been unchanged if such data had been prepared on a comparable fully taxable equivalent basis. In addition, the yields on non-taxable investment securities would have been 7.83%, 7.22% and 8.20%, respectively.

ANALYZING EARNING ASSETS AND ALL FUNDING SOURCES

The preceding table indicated that net interest income increased by $9,794,000 over that of 1994. Moreover, the net interest margin increased to 4.97% for 1995 over the 4.72% reported for 1994. There are many factors working together which result in changes to net interest income. The table below allocates the change in net interest income between changes in volumes and the level of interest rates. The remaining variance is allocable to a combination of changes in rates and volumes. The rate/volume variance is then allocated on a pro rata basis to arrive at a final variance.

RATE/VOLUME ANALYSIS


                                                    DECEMBER 31,                         DECEMBER 31,
                                              1995 COMPARED TO 1994                1994 COMPARED TO 1993
                                                      DUE TO                               DUE TO
                                            -------------------------              ----------------------
                                INCREASE                        RATE/   INCREASE                    RATE/
                               (DECREASE)   VOLUME      RATE   VOLUME  (DECREASE)  VOLUME   RATE   VOLUME
                               ----------   ------      ----   ------  ----------  ------   ----   ------
                                                                 (IN THOUSANDS)
Interest Income:
Loans............................$20,967    $15,519    $3,405  $2,043    $3,572    $1,297  $2,150   $125
Interest-bearing deposits........    (18)        --        --     (18)        8         2       5      1
Trading account assets...........   (175)        --        --    (175)       44       (52)    158    (62)
Securities:
Taxable..........................  1,852        (82)    1,944     (10)      464       (27)    491     (1)
Non-taxable (1)..................     11          8         2       1        28        34      (1)    (4)
                                 -------    -------    ------  ------    ------    ------  ------   ----
Total securities.................  1,863        (74)    1,946      (9)      492         7     490     (5)
Federal funds sold
   and securities purchased
   under agreements to resell....    (23)      (235)      267     (55)      513       106     348     59
Total interest income............ 22,614     15,210     5,618   1,786     4,629     1,360   3,151    118
                                 -------    -------    ------  ------    ------    ------  ------   ----
Interest Expense:
Deposits.........................  9,450      2,935     5,261   1,254      (116)     (191)     76     (1)
Federal funds purchased and
   other short-term borrowings...  1,588        913       371     304       744       178     382    184
FHLB advances....................  1,725         --        --   1,725        --        --      --     --
Long-term debt...................     57         24        32       1       191       200      (7)    (2)
                                 -------    -------    ------  ------    ------    ------  ------   ----
Total interest expense........... 12,820      3,872     5,664   3,284       819       187     451    181
                                 -------    -------    ------  ------    ------    ------  ------   ----
Net interest income before
   allocation of volume/rate.....  9,794     11,338       (46) (1,498)    3,810     1,173   2,700    (63)
                                 -------    -------    ------  ------    ------    ------  ------   ----
Allocation of volume/rate........     --     (1,504)        6   1,498        --       (19)    (44)    63
                                 -------    -------    ------  ------    ------    ------  ------   ----
Changes in net interest income...$ 9,794    $ 9,834    $  (40) $ --      $3,810    $1,154  $2,656   $ --
                                 -------    -------    ------  ------    ------    ------  ------   ----
                                 -------    -------    ------  ------    ------    ------  ------   ----


(1) The amounts indicated are not presented on a taxable equivalent basis due to the immaterial effect on earnings from tax-exempt income in each year.

COMPARING 1995 WITH 1994

The rate/volume analysis above indicates that substantially all the increase in net interest income can be attributed to the higher level of earning assets. Also contributing to the improvement was a more favorable earning asset mix as loans compised a greater portion of total earning assets. For 1995, average loans were 60% of total earning assets as compared with 47% in 1994. The level of interest rates was generally higher in 1995 as the prime rate averaged 8.83%. This represents an increase over the 7.14% average for 1994. Interest spreads between earning assets and interest bearing funds widened as earning assets repriced at a slightly faster rate than deposits. Offsetting these advantages to some degree was a greater reliance in higher cost funding sources such as CDs and FHLB advances, reflecting the impact on net interest margins from the January, 1995 acquisition of Charter Bank, SSB.

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

ANALYSIS OF NET INTEREST INCOME

                                                                        YEAR ENDED DECEMBER 31,
                                                                        -----------------------
                                                1995                              1994                             1993
                              ----------------------------------------------------------------------------------------------------
                                                          NET                              NET                              NET
                                 AVERAGE      INTEREST  INTEREST     AVERAGE    INTEREST INTEREST     AVERAGE    INTEREST INTEREST
                              EARNING ASSETS   SPREAD    INCOME  EARNING ASSETS  SPREAD   INCOME  EARNING ASSETS  SPREAD   INCOME
                              --------------   ------    ------  --------------  ------   ------  --------------  ------   ------
                                                                             (IN THOUSANDS)
Source of funding
Interest-bearing
   liabilities................   $605,345      3.93%     $23,815    $457,821     3.89%    $17,816    $453,340     3.50%    $15,843
Non-interest-bearing liabilities
    and equity capital........    179,924      8.46       15,230     161,473     7.08      11,435     147,346     6.53       9,598
                                 --------      ----      -------    --------     ----     -------    --------     ----     -------
Total.........................   $785,269                $39,045    $619,294              $29,251    $600,686              $25,441
                                 --------      ----      -------    --------     ----     -------    --------     ----     -------
                                 --------      ----      -------    --------     ----     -------    --------     ----     -------

COMPARING 1995 WITH 1994

The table above readily identifies the value added by interest free sources of funding. The interest spread on this funding category increased by 1.38% to 8.46% in 1995. Approximately 23% of earning assets were funded through non interest bearing sources in 1995 as compared with 26% in 1994. The table also indicated the interest spread on interest bearing liabilities increased by 0.04% to 3.93% in 1995. The increase resulted from the improved earning asset mix and a lagging increase in funding costs in a rising rate environment.

COMPARING 1994 WITH 1993

As outlined on the previous page, the increased level of net interest income can be attributed to a higher level of earning asset volumes and an improved interest rate spread variance. The growth in earning assets occurred within the higher yielding loan category, thereby contributing to a higher earning asset yield and wider spread over funding sources. In addition, there was a greater reliance on non-interest-bearing funding than in 1993. Since these funding sources become more valuable in a higher rate environment, net interest income expanded accordingly. Approximately 26.1% of earning assets were funded through non-interest-bearing sources. This compares more favorably with the 24.5% in 1993.

LOANS

The following table shows the composition of the loan portfolio at the end of each of the last five years:

                                                               DECEMBER 31,
                                                               ------------
                                         1995         1994         1993         1992         1991
                                         ----         ----         ----         ----         ----
                                                              (IN THOUSANDS)
Commercial, financial and industrial...$ 73,591     $ 65,945     $ 58,421     $ 54,097     $ 64,695
Commercial real estate.................  57,566       40,923       50,467       45,432       42,028
Real estate - construction............. 110,602       90,478        6,477        8,135        9,690
Real estate - multi-family.............  17,599       10,611       16,573       18,850       17,042
Real estate - 1-4 family............... 180,262       75,468      101,375       57,710       45,636
Loans to individuals...................  73,615       60,336       57,361       52,988       42,657
                                       --------     --------     --------     --------     --------
     Total loans.......................$513,235     $343,761     $290,674     $237,212     $221,748
                                       --------     --------     --------     --------     --------
                                       --------     --------     --------     --------     --------

Charter presently is a middle-market banking organization serving individuals and businesses with interests in and around Harris County, Texas. Charter's middle-market orientation with respect to both commercial and real estate lending generally results in avoidance of large commitments to any single project. At the end of 1995, Charter had a loan-to-deposit ratio of 70.0%. Management believes that maintaining a loan-to-deposit ratio in the range of 65-75% over the next several years, coupled with prudent evaluation and administration of such loan growth, is within Charter's capabilities in a generally, although modestly, expanding economy.

During 1994 and 1995, Charter saw growth in its real estate loans in the real estate construction category primarily as a result of the purchase of residential construction loans from Roosevelt Financial Group as discussed earlier. Included in the total of real estate-construction loans are $106 million of loans secured by one-to-four family residential properties, which amount comprises approximately 96% of the total of construction loans.

The composition of Charter's loan portfolio reflects management's desire to maintain relatively low exposure to commercial real estate loans. Commercial real estate, multi-family and construction loans as a percent of total loans were 36.2% at December 31, 1995, as compared to 41.3% at year-end 1994. At December 31, 1995, loans to individuals and 1-4 family owner-occupied residential mortgages represented 49.5% of total loans outstanding versus 39.5% of total loans outstanding at year-end 1994. Charter has no highly leveraged transaction ("HLT") loans as of December 31, 1995.

Economic indicators generally suggest that the U.S. and Houston-Galveston area economies will continue to experience at least modest growth during the next year. Most indicators suggest that the national and local economies should not be materially different from 1995. Statistics released during 1994 and early 1995 continue to reflect steady national economic growth. Due to the diversification that has been ongoing since the late 1980's, the Houston, Harris County, and Galveston County economy now tends to track more closely the national economy, although the energy sector remains the most significant component of the local economy. Management generally subscribes to a forecast of modest job growth for Houston during 1996.

PROVISION FOR CREDIT LOSSES

The allowance for credit losses at December 31, 1995 was $5,620,000, representing 1.10% of outstanding loans. A year earlier, this ratio was 1.29%. The provision for credit losses charged against earnings was $979,000 in 1995, $233,000 in 1994 and $911,000 in 1993. Net loans charged off in
1995 were $823,000, compared to $403,000 in 1994 and $609,000 in 1993.  These net charge-offs resulted in a net charge-off ratio to average loans of 0.18% in 1995, as compared to 0.14% in 1994 and 0.22% in 1993, with the latter percentages being significantly lower than the levels experienced from 1986 through 1992.

To a very large extent Charter's loan portfolio remains secured and current re-appraisals of collateral value have been received or undertaken in an effort to further assess loss potential. Management has closely scrutinized its loss potential on its non-performing assets, as well as on the entire loan portfolio, and has, to the best of its knowledge and belief, reserved for losses accordingly.

The transactions occurring in the allowance for credit losses for the five years ended December 31, 1995, including a breakdown of net charge-offs by type of loan, are as follows:

                                                                   YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------
                                                      1995       1994       1993       1992       1991
                                                    --------   --------   --------   --------   --------
                                                                        (IN THOUSANDS)
Average loans outstanding ........................  $469,591   $293,536   $277,409   $217,643   $197,969
                                                    --------   --------   --------   --------   --------
                                                    --------   --------   --------   --------   --------
Loans outstanding at year-end ....................  $513,235   $343,761   $290,674   $237,212   $221,748
                                                    --------   --------   --------   --------   --------
                                                    --------   --------   --------   --------   --------
Transactions in the allowance for credit losses:
  Balance at beginning of period .................  $  4,446   $  4,616   $  3,792   $  3,116   $  2,792
  Provision charged to operating expenses ........       979        233        911      1,465      1,662
  Allowance of acquired bank .....................     1,018         --        522         --         --
  Loans charged off:
    Real estate ..................................       149        264        148        667        705
    Commercial ...................................       530        308        272        549        620
    Individuals ..................................       343        367        441        201        454
                                                    --------   --------   --------   --------   --------
       Total loans charged off ...................     1,022        939        861      1,417      1,779
                                                    --------   --------   --------   --------   --------
  Recoveries of loans previously charged off:
    Real estate ..................................        45        186         75        106         42
    Commercial ...................................        59        176         93        299        324
    Individuals ..................................        95        174         84        223         75
                                                    --------   --------   --------   --------   --------
      Total recoveries ...........................       199        536        252        628        441
                                                    --------   --------   --------   --------   --------
      Net loans charged off ......................       823        403        609        789      1,338
                                                    --------   --------   --------   --------   --------
  Balance at year end ............................  $  5,620   $  4,446   $  4,616   $  3,792   $  3,116
                                                    --------   --------   --------   --------   --------
                                                    --------   --------   --------   --------   --------
Ratios:
  Allowance as a percent of loans
   outstanding at year end .......................      1.10%      1.29%      1.59%      1.60%     1.40%
  Allowance as a percent of average loans ........      1.20       1.51       1.66       1.74      1.57
  Net loans charged off as a percent of
   average loans outstanding .....................      0.18       0.14       0.22       0.36      0.68

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

The allocation of Charter's allowance for credit losses by loan category for the five years ended December 31, 1995, is presented in the following table.

                                                                      DECEMBER 31,
                                                      --------------------------------------------
                                                       1995      1994      1993     1992     1991
                                                      ------    ------    ------   ------   ------
                                                                     (IN THOUSANDS)
Allocation amount:
  Commercial, financial and industrial ...........    $   53    $  231    $   49   $  183   $  609
  Commercial real estate .........................       435        80        21      462       87
  Real estate - construction .....................        --        --        --        4        3
  Real estate - multi-family .....................        56        55        64      211       21
  Real estate - 1-4 family .......................        76        17        21      141       95
  Loans to individuals ...........................         2         3        13       83       94
  Unallocated allowance ..........................     4,998     4,060     4,448    2,708    2,207
                                                      ------    ------    ------   ------   ------
    Total ........................................    $5,620    $4,446    $4,616   $3,792   $3,116
                                                      ------    ------    ------   ------   ------
                                                      ------    ------    ------   ------   ------

Percent of each loan category to total loans:
  Commercial, financial and industrial ...........        14%       19%       20%      23%      29%
  Commercial real estate .........................        11        12        17       19       19
  Real estate - construction (1) .................        22        26         2        3        4
  Real estate - multi-family .....................         3         3         6        8        7
  Real estate - 1-4 family .......................        35        19        35       25       22
  Loans to individuals ...........................        15        18        20       22       19
                                                      ------    ------    ------   ------   ------
    Total ........................................       100%      100%      100%     100%     100%
                                                      ------    ------    ------   ------   ------
                                                      ------    ------    ------   ------   ------

(1) At December 31, 1995, 21% of total loans are one-to-four family residential construction loans.


NON-PERFORMING ASSETS AND PAST DUE LOANS

Non-performing assets are comprised of loans that are not accruing interest, restructured loans on which certain concessions have been granted due to the borrowers' financial condition, and real estate or other assets that have been acquired in partial or total satisfaction of loan obligations. Assets totaling $4,355,000, or 0.48% of total assets, were classified as non-performing assets at year-end 1995, an increase in dollar amount but a reduction in percentage compared to the prior level of $3,812,000, or 0.53% of total assets, at year-end 1994. At December 31, 1995, Charter had no loans identified as highly leveraged transactions. At December 31, 1995, Charter had $2,541,000 of energy-related loans outstanding. Charter has no loans outstanding to foreign corporations or governments.

Earnings for the years ended December 31, 1995, 1994 and 1993 would have been increased by $79,000, $68,000 and $100,000, respectively, if the non-accrual and restructured loans as of such dates had continued to perform at the terms originally agreed upon. The corresponding improvement in the per share earnings performance would have been $0.01 in 1995, $0.01 in 1994 and $0.02 in 1993. The amount of interest payments recorded in interest income for all such non-performing loans at December 31, 1995 was $117,000. Further reference is made to Note 5 to the consolidated financial statements beginning on page 41.

NON-INTEREST INCOME

Non-interest income increased 50.2% in 1995 as compared to an increase of 40.7% during 1994. Excluding the effect of securities transactions and mortgage banking income, non-interest income increased 16.3% in 1995 following a 19.9% increase in 1994. Service charges on deposits, increased by 4.9% to $6,636,000 in 1995 as compared to an increase of 14.9% in 1994. The increase in service charge income was primarily due to an increase in the average volume of transaction deposit accounts, particularly non-interest-bearing demand accounts, which generate the majority of this fee income. Average non-interest-bearing demand accounts increased by approximately $8 million, or 4.8% in 1995.

Mortgage banking income increased by 189.8% to $6,450,000 in 1995 as compared $2,226,000 in 1994. The increase in mortgage banking income is primarily due to acquisitions of Charter Mortgage in April 1994 and the increase in loans originated and sold in 1995 of $371 million and $324 million, respectively, compared to 1994 of $172 million and $154 million, respectively. Components of mortgage banking income include loan origination income, fees from the sale of originated mortgage servicing rights represent premiums received from the sale of servicing rights on loans originated.

Other customer service fees increased $123,000 in 1995 as compared to the same period in 1994. Components of other customer service fees include check printing fees, ATM settlement fees, research fees and wire transfer fees.

Investment securities gains increased by $257,000 during 1995. Trust fees represent revenues earned by services provided to customers of Charter's Asset Management and Trust Services Department. In 1995 trust fees increased $1,150,000 to $1,929,000, due to an increase in the average assets under administration. Total assets under administration grew to approximately $282 million at the end of 1995, compared to $180 million at the end of 1994. Approximately $62,000,000 in assets under administration were acquired in January 1995 when Charter purchased the Houston branch of Providence Trust Company.

The components of the "other" category of non-interest income consist of fees generated from customers engaged in international trade such as foreign exchange fees and letter of credit fees, plus miscellaneous fees such as collection fees, credit card fees, safe deposit rentals and discount brokerage commissions. These fees correlate to the level of transactions in each of the referenced categories. Other non-interest income increased $57,000 or 3.1% in 1995 compared to a $335,000 or 23.8% increase in 1994.

The following table sets forth by category the non-interest income and the percentage change from the prior year for the most recent three years:

                                                                  YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------------------
                                                     1995                  1994                  1993
                                              ------------------    -------------------    -----------------
                                                         PERCENT                PERCENT              PERCENT
                                               AMOUNT    CHANGE      AMOUNT     CHANGE     AMOUNT    CHANGE
                                              -------    -------    -------     -------    ------    -------
                                                                       (IN THOUSANDS)
Service charges on deposits ................  $ 6,636      4.9%     $ 6,329      14.9%     $5,509     22.2%
Other customer service fees ................    1,199     11.4        1,076      37.8         781     12.9
Trust fees .................................    1,929    147.6          779      33.6         583     64.2
Investment securities gains ................      277       NM           20     (94.0)        335    (69.5)
Trading account profits (losses) ...........       --       NM          (33)       NM           0   (100.0)
Mortgage banking income ....................    6,450    189.8        2,226        NM           0       --
Other ......................................    1,903      3.1        1,846      23.8       1,491     (9.7)
                                              -------    -----      -------     -----      ------   ------
  Total ....................................  $18,394     50.2%     $12,243      40.7%     $8,699      5.2%
                                              -------    -----      -------     -----      ------   ------
                                              -------    -----      -------     -----      ------   ------

"NM" denotes a comparison that is not meaningful.

NON-INTEREST EXPENSE

Non-interest expense increased 32.5% in 1995 as compared to a 11.8% increase in 1994 and a 12.5% increase in 1993. Non-interest expenses from Charter Mortgage were $4.4 million in 1995 and $2.6 million in 1994. Excluding the impact in expenses from Charter Mortgage, non-interest expense increased 28.8% during 1995 as compared to the same period in 1994. The most significant decrease in expense was in deposit insurance premiums which decreased by $369,000 or 28.9% due to the Federal Deposit Insurance Corporation's change in assessment rate from $.23 to $.04 per $100 of deposits effective June 1, 1995.

The largest single line item for non-interest expense continues to be salaries and benefits which increased by $3,866,000, or 26.3% for 1995. Approximately $754,000 of the increase in salaries and benefits was generated by Charter Mortgage while the Charter, SSB acquisition generated an additional $1,187,000. Excluding the impact of these two entities, total salaries and benefits increased by $1,925,000, or 13.1% for 1995 as compared to 1994. This remaining increase in salary expense is due to merit increases and Charter's expanded activities and strategic initiatives in the areas of trust services, services facilitating international trade, and expanded retail banking.

The acquisition of Charter, SSB gave rise to increases in several categories of non-interest expense, including net premises and equipment expense, advertising, deposit insurance premiums and EDP expense. Expense incurred by Charter, SSB and reflected on the consolidated financial statements of Charter for 1995 in each of the preceding categories increased approximately $411,000, $73,000, $245,000 and $106,000, respectively, over amounts reflected for 1994.

The following table sets forth by category the operating expenses and the percentage change from the prior year for the most recent three years:

                                                                  YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------------------
                                                     1995                  1994                  1993
                                              ------------------    -------------------    -----------------
                                                         PERCENT                PERCENT              PERCENT
                                               AMOUNT    CHANGE      AMOUNT     CHANGE     AMOUNT    CHANGE
                                              -------    -------    -------     -------    ------    -------
                                                                       (IN THOUSANDS)
Salaries and benefits .....................   $18,591      26.3%    $14,725       26.6%    $11,630     14.2%
Occupancy expense .........................     5,815      22.4       4,749       29.5       3,667     12.9
Advertising ...............................     1,316      66.8         789       40.4         562     21.4
Electronic data processing ................     1,722      24.7       1,381       27.2       1,086     38.0
Legal expense .............................     1,442      (3.4)      1,492      163.6         566    (38.2)
ORE losses and carrying costs .............       328      96.4         167      (89.9)      1,653    (39.4)
Amortization of  intangibles ..............       820      93.4         424      (79.9)      2,108    372.6
Professional fees .........................       962      82.2         528       66.6         317     84.3
Travel & entertainment ....................       752      67.5         449       25.4         358     30.7
Telephone .................................       696      45.3         479       84.9         259     13.6
Deposit insurance premiums ................       910     (28.9)      1,279       (2.1)      1,306     15.7
Stationery and supplies ...................     1,070      45.2         737       70.6         432     31.3
Other .....................................     5,085      94.4       2,615       51.7       1,724      5.4
                                              -------     -----     -------      -----     -------    -----
    Total .................................   $39,509      32.5%    $29,814       11.8%    $26,668     12.5%
                                              -------     -----     -------      -----     -------    -----
                                              -------     -----     -------      -----     -------    -----

INCOME TAXES

As of December 31, 1995, Charter had utilized all of its tax net operating loss carryforwards that were generated in prior periods. At December 31, 1995, there were $2,400,000 in net deferred tax assets recorded on the consolidated balance sheets.

As discussed in Note 1, "Summary of Significant Accounting and Reporting Policies", SFAS No. 109 was required to be adopted effective as of the beginning of fiscal year 1993. Management elected to adopt this statement on a prospective basis, and therefore, prior to 1993 financial statements have not been restated to apply the provisions of SFAS No. 109.

Management determined that a net deferred tax asset of approximately $2,950,000 should be recognized as of January 1, 1993. Income earned subsequent to the application of this statement would be reduced by the amount of any tax benefit that may have been recognized from the utilization of deductible temporary differences in those subsequent periods, thereby initially resulting in an increase in equity of $2,950,000 and a decrease in future net earnings after taxes. Further reference is made to Note 13 to the consolidated financial statements on page 47.

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

Charter's asset/liability committee uses interest rate sensitivity, "gap" analysis, balance sheet and income statement simulation models, and to a limited extent, duration analysis to project multiple interest rate scenarios to measure the potential effects of changes in interest rates and/or alternative funding and investments on Charter's interest rate sensitivity profile. Charter also has policies which establish parameters for acceptable fluctuations in net interest income arising from changing interest rates.

With approximately 23% of earning assets funded through non-interest bearing sources, Charter should benefit from a modestly rising rate environment. Moreover, a significant portion of Charter's funding is derived from low cost transaction accounts whose rates are not as responsive to changes in market rates.

RATE-SENSITIVE ASSETS AND LIABILITIES

Interest rate sensitivity is a measure of the volatility of the net interest margin as a consequence of changes in market rates. The following table summarizes the rate sensitivity of earning assets and interest-bearing liabilities of Charter at December 31, 1995. Charter monitors the rate sensitivity gap (rate-sensitive earning assets less rate-sensitive interest-bearing liabilities) at least monthly in the normal process of asset and liability management. Passbook savings accounts and regular interest-bearing demand accounts with balances at December 31, 1995, of approximately $35 million and $94 million, respectively, are included in the 91-180 day category. Although repricing on such accounts is possible at any time, the historical stability of the rates paid on such accounts supports this classification.

At year-end 1995, the table shows a positive (asset-sensitive) rate sensitivity gap of $151 million in the 1-30 day repricing category. The gap beyond thirty days becomes more liability-sensitive as interest-bearing liabilities that reprice within 90 days, 180 days and one year become greater in volume than rate-sensitive assets that are subject to repricing in the same respective time periods.


                                                                   RATE SENSITIVE WITHIN
                                                                   ---------------------
                                           1-30     31-90       91-180    181 DAYS-    OVER
                                           DAYS      DAYS        DAYS      1 YEAR     1 YEAR     TOTAL
                                         --------------------------------------------------------------
                                                                  (IN THOUSANDS)
Earning Assets:
  Loans . . . . . . . . . . . . . . .    $277,172  $ 34,391   $  25,184   $ 63,824   $112,664   $513,235
  Securities  . . . . . . . . . . . .      21,815    11,995      16,606     54,260    191,392    296,068
  Other earning assets. . . . . . . .      22,716        --          --         --         --     22,716
                                         --------  --------   ---------   --------   --------   --------
    Total Earning Assets. . . . . . .     321,703    46,386      41,790    118,084    304,056    832,019
                                         --------  --------   ---------   --------   --------   --------
Interest-Bearing Liabilities:
  Interest-bearing deposits . . . . .      68,255   136,693     182,196     52,799     92,460    532,403
Borrowed funds. . . . . . . . . . . .      71,972        --       9,700        200     24,019    105,891
                                         --------  --------   ---------   --------   --------   --------
  Total Interest-Bearing Liabilities.     140,227   136,693     191,896     52,999    116,479    638,294
                                         --------  --------   ---------   --------   --------   --------
Asset - Liability  Gap. . . . . . . .     181,476   (90,307)   (150,106)    65,085    187,577    193,275

Derivatives affecting interest
  sensitivity:

  Libor Floor Purchased . . . . . . .      30,000        --          --         --    (30,000)        --
                                         --------  --------   ---------   --------   --------   --------

Interest rate sensitivity gap . . . .    $151,476  $(90,307)  $(150,106)  $ 65,085   $217,577   $193,275
                                         --------  --------   ---------   --------   --------   --------
                                         --------  --------   ---------   --------   --------   --------

Cumulative interest rate
  sensitivity gap . . . . . . . . . .    $151,476  $ 61,169   $ (88,937)  $(23,852)  $193,275         --

Cumulative Amounts as a
  Percentage of Cumulative
  Earning Assets. . . . . . . . . . .        47.1%    16.6%      (21.7)%      (4.5)%    23.2%         --
Cumulative Ratio. . . . . . . . . . .        1.89x    1.20x       0.82x       0.96x     1.30x         --


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

Charter enters into various types of interest rate contracts in managing its interest rate risk. The notional amounts of derivatives do not represent amounts exchanged by the parties and are not a measure of Charter's exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives.

At December 31, 1995, $30 million notional amount Libor rate floor had been purchased and was outstanding with a final maturity date of May 4, 1999. This strategy is expected to stabilize net interest income in the event of a decline in 3-month Libor below 4%.

SECURITIES

Charter maintained a securities portfolio larger than the loan portfolio until 1994. Expansion of the securities portfolios occurred over the last half of the prior decade for various reasons, including the acquisition of deposits from other failed institutions in which Charter purchased very few assets and even fewer loans, a desired increase in liquidity which was orchestrated by management to address a discouraging regional economic environment that prevailed during much of the 1980's, and an apparent absence in the supply of loans that met Charter's underwriting standards during the region's prolonged economic downturn. Expansion of the investment portfolio coincided with management's desire to achieve certain balance sheet and interest rate risk objectives. Charter concentrated on a shift from traditional investment securities to higher-yielding mortgage-backed securities and CMOs. All of Charter's holdings in mortgage-backed securities and CMOs are backed by U.S. Government or federal agency guarantees.

During 1992, certain securities were designated as securities held for sale, thereby reflecting management's future intent with respect to this group of securities. Effective January 1, 1994, Charter's adoption of SFAS No. 115 changed the description and definition of these securities to securities available for sale. This securities portfolio serves a primary role in the management of the interest-rate sensitivity of the Company and, therefore, is managed in the context of the overall balance sheet. This portfolio generates substantial interest income and serves as a necessary reservoir of liquidity. The decision to purchase securities is based upon the current assessment of long-term economic and financial conditions, including the interest rate environment and other balance sheet components. These conditions can change quickly, considerably and unexpectedly, and as a result, repositioning of the portfolio may be appropriate.

The tables below set forth the distribution by maturity, yield and fair value of Charter's securities portfolio at December 31, 1995. The yield has been computed by relating the forward income stream on the investments, plus or minus the anticipated accretion of discounts or amortization of premiums, to the book value of the securities. The tables incorporate the stated maturity dates of all investment securities, excluding securities not due at a single maturity date, such as mortgage-backed securities issued by U.S. Government agencies and corporations ("MBSs") and CMOs.


SECURITIES HELD TO MATURITY


                                                         AFTER ONE BUT        AFTER FIVE BUT
                                        WITHIN            WITHIN FIVE            WITHIN TEN             AFTER
                                       ONE YEAR              YEARS                 YEARS               TEN YEARS  TOTAL
                                       --------------------------------------------------------------------------------
                             AMOUNT     YIELD     AMOUNT     YIELD     AMOUNT      YIELD      AMOUNT     YIELD    AMOUNT   YIELD
                             ---------------------------------------------------------------------------------------------------
                                                                   (IN THOUSANDS)

U. S. Treasury . . . . .    $   --        --%    $   --        --%   $   --         --%     $   --         --%   $    --      --%
U. S. Government
  agencies . . . . . . .     5,994      5.30      3,543      5.37     1,439       8.14       6,151       8.63     17,128    6.75
State and political
  subdivisions (1) . . .        --        --      1,169      6.40     1,082       4.56          --         --      2,251    5.52
Other securities . . . .        --        --        255      8.44       225       7.08          --         --        480    7.81
MBSs (2) . . . . . . . .        --        --         --        --        --         --          --         --     56,578    6.57
CMOs (2) . . . . . . . .        --        --         --        --        --         --          --         --     22,478    6.94
                            ------      -----    ------      -----   ------       -----     ------       -----   -------    -----
  Total  . . . . . . . .    $5,994      5.30%    $4,967      5.77%   $2,746       6.64%     $6,151       8.63%   $98,915    6.67%
                            ------      -----    ------      -----   ------       -----     ------       -----   -------    -----
                            ------      -----    ------      -----   ------       -----     ------       -----   -------    -----
Fair value . . . . . . .    $5,972               $4,952              $2,823                 $6,349               $99,446
                            ------               ------              ------                 ------               -------
                            ------               ------              ------                 ------               -------


1) The yields are not presented on a taxable equivalent basis due to the immaterial effect on earnings from tax-exempt income.

(2) Based on the actual principal payments experienced over the prior twelve months, the average lives of the MBSs and CMOs at December 31, 1995 were approximately 4.9 years and 4.4 years, respectively.

SECURITIES AVAILABLE FOR SALE

                                            AFTER ONE BUT    AFTER FIVE BUT
                              WITHIN         WITHIN FIVE        WITHIN TEN         AFTER
                             ONE YEAR           YEARS             YEARS           TEN YEARS   TOTAL
                     AMOUNT   YIELD    AMOUNT   YIELD   AMOUNT    YIELD    AMOUNT   YIELD     AMOUNT   YIELD
                    ----------------------------------------------------------------------------------------
                                                    (IN THOUSANDS)
U. S. Treasury . .   $4,042   6.78%   $41,518   5.42%    $ --      --%     $   --     --%   $ 45,560   5.54%
Other securities .       --     --         --     --       --      --       6,356   5.16       6,356   5.16
MBSs (1) . . . . .       --     --         --     --       --      --          --     --      79,742   6.40
CMOs (1) . . . . .       --     --         --     --       --      --          --     --      65,495   7.18
                     ------   -----   -------   -----    ----      ---     ------   -----   --------   -----
  Total. . . . . .   $4,042   6.78%   $41,518   5.42%    $ --      --%     $6,356   5.16%   $197,153   6.42%
                     ------   -----   -------   -----    ----      ---     ------   -----   --------   -----
                     ------   -----   -------   -----    ----      ---     ------   -----   --------   -----

(1) Based on the actual principal payments experienced over the prior twelve months, the average lives of the MBSs and CMOs at December 31, 1995 were approximately 6.5 years and 3.9 years, respectively.


DEPOSITS

The deposit base of the Subsidiary Banks continues to be the most important funding source. The type of deposits held by the Subsidiary Banks on a daily average basis and the related average rates paid during each of the last three years are categorized as follows:

                                                   YEAR ENDED DECEMBER 31,
                                          1995              1994                1993
                                          ------------------------------------------
                                              RATE                RATE                 RATE
                                    AMOUNT    PAID     AMOUNT     PAID      AMOUNT     PAID
                                    -------------------------------------------------------
                                                        (IN THOUSANDS)

Non-interest-bearing demand
  deposits . . . . . . . . . . .   $180,466     --    $167,207      --     $154,310      --
Interest-bearing demand
  deposits . . . . . . . . . . .     85,422   1.65%     93,001    1.63%      99,608    2.40%
Savings deposits . . . . . . . .     34,181   2.44      37,328    2.42       35,599    2.37
Money market savings deposits. .    104,018   3.43     109,923    2.91      103,187    2.83
Time $100,000 and over . . . . .    100,864   5.53      64,280    4.04       68,192    3.29
Time under $100,000. . . . . . .    191,982   5.41     112,557    3.65      117,026    3.45
                                   --------   -----   --------    -----    --------    -----
  Total average deposits . . . .   $696,933   3.13%   $584,296    2.11%    $577,922    2.15%
                                   --------   -----   --------    -----    --------    -----
                                   --------   -----   --------    -----    --------    -----

The scheduled maturity of time deposits $100,000 and over at December 31, 1995, is as follows:

                                                       (in thousands)
  Due in 3 months or less . . . . . . . . . . .          $ 48,391
  Due in over 3 through 6 months  . . . . . . .            20,939
  Due in over 6 through 12 months . . . . . . .            12,122
  Due in over 12  months  . . . . . . . . . . .            18,611
                                                         --------
     Total. . . . . . . . . . . . . . . . . . .          $100,063
                                                         --------
                                                         --------

Charter has maintained relationships with certain state and political subdivisions and has acquired appropriate contracts to be depositories for these public bodies. As of December 31, 1995, Charter had a total of $19,467,000 in deposits from these sources. This represents approximately 2.7% of Charter's total deposits on that date.

LIQUIDITY

Like any commercial bank, the liability structure of the Subsidiary Banks requires that Charter maintain an appropriate level of liquid resources to meet normal day-to-day fluctuations in deposit volume and to make new loans and investments as opportunities arise. Liquidity can be provided by either assets or liabilities. Traditional sources of liquidity include cash and due from demand balances, money market investments, investment security maturities and prepayments, loan maturities and repayments, and core deposit growth. Other sources of asset liquidity readily available to Charter include interest-bearing deposits with other financial institutions and trading account assets. At December 31, 1995, Charter had $50,193,000 in cash, $22,716,000 in federal funds sold, and a $296,068,000 total securities portfolio for which the market value was $531,000 greater than the carrying value. The average loan-to-deposit ratio was 65.3% for 1995, compared to 50.0% for 1994.

A financial service company's activities consist primarily of financing and investing activities. These activities result in large cash flows. Charter's consolidated Statements of Cash Flows on page 33 indicates the sources of these cash flows. In addition to the assets which could be readily converted to cash (of which no sales or asset securitizations are presently contemplated), Charter received during 1995 $52,676,000 in proceeds from maturities and prepayments of securities.

Charter has substantial liability liquidity through its customer base. In addition to normal core deposit growth, liability liquidity is available
through various sources of purchased funds.   Charter emphasizes direct
issuance of liabilities in order to develop stable, long-lasting funding relationships. At December 31, 1995, Charter had $16,680,000 in securities sold under agreements to repurchase, all of which were transactions effected through existing deposit customers, rather than through the national markets. Back up sources of liquidity may include securities sold under agreements to repurchase in the national markets, thereby allowing Charter to utilize its significant holdings of investment securities. Additional liquidity can be generated through borrowings from the Federal Reserve Bank of Dallas, of which each of the Subsidiary Banks is a member. Liquidity and matched funding may also be obtained from the Federal Home Loan Bank of Dallas, of which Charter-Houston, University and Charter-SSB are members. At December 31, 1995, Charter had $35,519,000 in Federal Home Loan Bank advances outstanding.


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

Under the Federal Reserve Board's guidelines, Charter's aggregate risk-weighted assets and off-balance sheet exposures at December 31, 1995 and 1994 were approximately $497,732,000 and $386,041,000, respectively, calculated as follows:


RISK-WEIGHTED ASSETS


                                             1995                     1994
                                             -----------------------------
                                   AGGREGATE  RISK-WEIGHTED  AGGREGATE   RISK-WEIGHTED
                                    AMOUNT       AMOUNT        AMOUNT        AMOUNT
                                   ---------------------------------------------------
                                                     (IN THOUSANDS)

Investment securities . . . . . .  $296,068     $ 42,117      $280,314      $ 42,971
Loans . . . . . . . . . . . . . .   513,235      405,651       343,761       294,394
Other interest-earning assets . .    22,717        4,543        28,007         5,602
Cash and due from banks . . . . .    50,192        6,856        45,163         5,576
All other assets. . . . . . . . .    37,973       37,973        29,599        29,599
                                   --------      -------      --------      --------
   Total Adjusted Assets (1). . .  $920,185      497,140      $726,844       378,142
                                   --------                   --------
                                   --------                   --------
Total Credit-Equivalent Amount
 of Off-Balance Sheet Items &
 Adjustments. . . . . . . . . . .                    592                      7,899
                                                --------                   --------
   Total Risk-Weighted Assets . .               $497,732                   $386,041
                                                --------                   --------
                                                --------                   --------

(1) Total adjusted assets are total assets plus the allowance for credit losses.

The Federal Reserve Board's guidelines classify capital into two tiers, referred to as Tier 1 and Tier 2. Tier 1 capital consists of common and qualifying preferred shareholders' equity less goodwill. Tier 2 capital consists of mandatory convertible debt, preferred stock not qualifying as Tier 1 capital, qualifying subordinated debt and the allowance for loan losses up to 1.25% of risk-weighted assets. At year-end 1995, the minimum ratio for the sum of Tier 1 and Tier 2 is 8.00%, at least one-half of which should be in the form of Tier 1 capital. At December 31, 1995 and 1994, Charter's capital as calculated in accordance with the Federal Reserve Board's fully phased-in 1992 guidelines was as follows:

RISK-WEIGHTED CAPITAL


                                                 1995            1994
                                                 --------------------
                                                    (in thousands)
Core Capital (Tier 1):
Common equity  . . . . . . . . . . . . . . .   $52,764         $47,721
Preferred equity . . . . . . . . . . . . . .       710             710
                                               --------        --------
  Total Core Capital . . . . . . . . . . . .    53,474          48,431
                                               --------        --------
Supplementary Capital (Tier 2):
Allowance for credit losses. . . . . . . . .     5,620           4,446
Subordinated debt. . . . . . . . . . . . . .    10,550          11,100
                                               --------        --------
  Total Supplementary Capital. . . . . . . .    16,170          15,546
                                               --------        --------
Total Capital. . . . . . . . . . . . . . . .   $69,644         $63,977
                                               --------        --------
                                               --------        --------
Core capital (Tier 1) as a percentage
 of risk-weighted assets . . . . . . . . . .     10.75%          12.55%
Total capital (Tier 1 and Tier 2) as a
 percentage of risk-weighted assets. . . . .     13.99           16.57
Core capital as a percentage of adjusted
 quarterly average assets (leverage ratio) .      6.24            7.04

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

For purposes of the above-described Tier 1 capital to total assets leverage ratio, the definition of Tier 1 capital under the risk-based capital guidelines applies. Total assets consist of quarterly average total consolidated assets (defined net of any allowance for credit losses), less goodwill and any other intangible assets or investments in subsidiaries that the primary regulator determines should be deducted from Tier 1 capital on a case-by-case basis. At December 31, 1995, Charter had Tier 1 capital of $53,474,000, and average total consolidated assets (net of allowance for credit losses) of $865,556,000 for the fourth quarter, 1995. Therefore, Charter's leverage ratio at December 31, 1995 was 6.24%. While the Federal Reserve Board has not yet identified the required minimum leverage ratio for all banking institutions, Charter's ratio nonetheless presently exceeds the highest proposed minimum leverage ratio of 5%. Further reference is made to the table on page 2 for a comparison of similar capital ratios for each Subsidiary Bank.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                         INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . .    29

Financial Statements:

     Consolidated Balance Sheets as of December 31, 1995 and 1994. . . .    30

     Consolidated Statements of Earnings - Years Ended December 31,
       1995, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . .    31

     Consolidated Statements of Changes in Shareholders' Equity -
       Years Ended December 31, 1995, 1994 and 1993. . . . . . . . . . .    32

     Consolidated Statements of Cash Flows - Years Ended December 31,
       1995, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . .    33

     Notes to Consolidated Financial Statements. . . . . . . . . . . . .    34

                         INDEPENDENT AUDITORS' REPORT




Board of Directors and Shareholders
Charter Bancshares, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Charter Bancshares, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Charter Bancshares, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

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


/s/ Deloitte & Touche
------------------------------
Houston, Texas
February 20, 1996

CHARTER BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                  DECEMBER 31,
                                                                              1995          1994
                                                                              ------------------
ASSETS                                                                          (IN THOUSANDS)

  Cash and due from banks (Note 3) . . . . . . . . . . . . . . . . . . . . $ 50,193      $ 45,166
  Federal funds sold and securities purchased under
  agreements to resell . . . . . . . . . . . . . . . . . . . . . . . . . .   22,716        28,004
                                                                           --------      --------
  Total cash and cash equivalents. . . . . . . . . . . . . . . . . . . . .   72,909        73,170
                                                                           --------      --------
  Securities held to maturity (Note 4)(fair value of $99,446,000
   and $160,016,000 at December 31, 1995 and 1994, respectively) . . . . .   98,915       168,461
  Securities available for sale (Note 4) (amortized cost of $195,529,000
   and $116,636,000 at December 31, 1995 and 1994, respectively) . . . . .  197,153       111,853
  Loans (Notes 5 and 10) . . . . . . . . . . . . . . . . . . . . . . . . .  513,235       343,761
  Less: Allowance for credit losses (Note 6) . . . . . . . . . . . . . . .    5,620         4,446
                                                                           --------      --------
  Loans, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  507,615       339,315
                                                                           --------      --------
  Premises and equipment (Note 8). . . . . . . . . . . . . . . . . . . . .   16,182        14,263
  Accrued interest receivable. . . . . . . . . . . . . . . . . . . . . . .    5,598         4,212
  Other real estate, net (Note 7). . . . . . . . . . . . . . . . . . . . .    1,985         1,660
  Intangible assets, net . . . . . . . . . . . . . . . . . . . . . . . . .    7,838         4,223
  Purchased mortgage servicing rights. . . . . . . . . . . . . . . . . . .    2,121         2,371
  Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4,249         2,870
                                                                           --------      --------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $914,565      $722,398
                                                                           --------      --------
                                                                           --------      --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
  Non-interest-bearing demand  . . . . . . . . . . . . . . . . . . . . . . $201,311      $182,686
  Savings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   34,665        34,077
  Interest-bearing demand. . . . . . . . . . . . . . . . . . . . . . . . .   93,607        93,753
  Money market savings . . . . . . . . . . . . . . . . . . . . . . . . . .   98,406       101,554
  Time $100,000 and over . . . . . . . . . . . . . . . . . . . . . . . . .  100,063        94,377
  Time under $100,000. . . . . . . . . . . . . . . . . . . . . . . . . . .  205,662       110,433
                                                                           --------      --------
    Total Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .  733,714       616,880
                                                                           --------      --------
  Federal funds purchased and securities sold under
   agreements to repurchase (Note 9) . . . . . . . . . . . . . . . . . . .   55,722        20,594
  Federal Home Loan Bank advances (Note 10). . . . . . . . . . . . . . . .   35,519        13,000
  Accrued interest payable . . . . . . . . . . . . . . . . . . . . . . . .    2,436         1,168
  Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .   10,482         7,018
  Subordinated long-term debt (Note 11). . . . . . . . . . . . . . . . . .   12,750        12,750
  Other long-term debt (Note 11) . . . . . . . . . . . . . . . . . . . . .    1,900         2,100
                                                                           --------      --------
  Total Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .  852,523       673,510
                                                                           --------      --------
Commitments and contingencies (Notes 8, 15, and 16)

Shareholders' Equity (Notes 12 and 19):
  Preferred stock (400,000 shares authorized, issued:  1995
   and 1994 - 14,204 shares) . . . . . . . . . . . . . . . . . . . . . . .      710           710
  Common stock (12,000,000 shares authorized, issued: 1995 -
   6,240,413 shares; 1994 - 5,943,491 shares). . . . . . . . . . . . . . .    6,240         5,944
  Class B special common stock (250,000 shares authorized,
   issued: 1995 - 219,718 shares; 1994 - 209,261 shares) . . . . . . . . .      220           209
  Series C special common stock (50,000 shares authorized,
   issued: 1995 - 49,518 shares; 1994 - 47,160 shares) . . . . . . . . . .       50            47
  Capital surplus. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   41,107        35,609
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . .   13,475        10,459
  Net unrealized gain (loss) on securities available for sale (Note 4) . .      978        (3,352)
  Treasury stock at cost (1995 -178,788 shares common and 3
   shares preferred; 1994 - 170,275 shares common and 3 shares
   preferred). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (738)         (738)
                                                                           --------      --------
  Total Shareholders' Equity . . . . . . . . . . . . . . . . . . . . . . .   62,042        48,888
                                                                           --------      --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY . . . . . . . . . . . . . . . . $914,565      $722,398
                                                                           --------      --------
                                                                           --------      --------


               The accompanying notes are an integral part of the
                       consolidated financial statements.

CHARTER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS

                                                                            YEAR ENDED DECEMBER 31,
                                                                    ---------------------------------------
                                                                      1995            1994            1993
                                                                    -------         -------         -------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest Income:
  Loans, including fees ........................................    $46,842         $25,875         $22,303
  Investment securities ........................................     18,510          16,647          16,154
  Federal funds sold ...........................................        894           1,112             620
  Other earning assets .........................................        224             222             150
                                                                    -------         -------         -------
    Total Interest Income ......................................     66,470          43,856          39,227
                                                                    -------         -------         -------
Interest Expense:
  Deposits:
    Interest-bearing demand ....................................      1,411           1,515           2,387
    Savings ....................................................        835             905             842
    Money market savings .......................................      3,570           3,195           2,922
    Time $100,000 and over .....................................      5,576           2,599           2,246
    Time under $100,000 ........................................     10,377           4,105           4,039
  Securities sold under agreements to repurchase ...............      1,884             503             368
  Federal funds purchased and
   Federal Home Loan Bank Advances .............................      2,542             610              --
  Long-term debt ...............................................      1,230           1,173             982
                                                                    -------         -------         -------
    Total Interest Expense .....................................     27,425          14,605          13,786
                                                                    -------         -------         -------
Net interest income ............................................     39,045          29,251          25,441
Provision for credit losses (Note 6) ...........................        979             233             911
                                                                    -------         -------         -------
  Net Interest Income After Provision for Credit Losses ........     38,066          29,018          24,530
                                                                    -------         -------         -------
Non-Interest Income:
  Service charges on deposit accounts ..........................      6,636           6,329           5,509
  Other customer service fees ..................................      1,199           1,076             781
  Trust fees ...................................................      1,929             779             583
  Trading account (losses) .....................................         --             (33)             --
  Securities gains .............................................        277              20             335
  Mortgage banking income ......................................      6,450           2,226              --
  Other ........................................................      1,903           1,846           1,491
                                                                    -------         -------         -------
    Total Non-Interest Income ..................................     18,394          12,243           8,699
                                                                    -------         -------         -------
Non-Interest Expense:
  Salaries and employee benefits ...............................     18,591          14,725          11,630
  Net premises and equipment expense ...........................      5,815           4,749           3,667
  Advertising ..................................................      1,316             789             562
  Data processing ..............................................      1,722           1,381           1,086
  Legal expense (Note 16) ......................................      1,442           1,492             566
  Losses and carrying costs of other real estate (Note 7) ......        328             167           1,653
  Deposit insurance premiums ...................................        910           1,279           1,306
  Amortization of intangibles ..................................        820             424           2,108
  Stationery and supplies ......................................      1,070             737             432
  Other ........................................................      7,495           4,071           3,658
                                                                    -------         -------         -------
    Total Non-Interest Expense .................................     39,509          29,814          26,668
                                                                    -------         -------         -------
Earnings before income taxes ...................................     16,951          11,447           6,561
  Income tax expense (Note 13) .................................      6,192           3,761           1,305
                                                                    -------         -------         -------
Earnings before effect of change in accounting principle .......     10,759           7,686           5,256
  Cumulative effect of a change in accounting for
   income taxes (Note 13) ......................................        --               --           2,950
                                                                    -------         -------         -------
    NET EARNINGS ...............................................    $10,759         $ 7,686         $ 8,206
                                                                    -------         -------         -------
                                                                    -------         -------         -------
Earnings per Common Share (Note 19):
  Earnings before a change in accounting principle .............   $   1.69         $  1.21         $  0.82
  Cumulative effect of change in accounting for income taxes ...        --               --            0.47
  Earnings per share ...........................................       1.69            1.21            1.29
                                                                    -------         -------         -------
Weighted Average Shares Outstanding ............................  6,330,861       6,326,613       6,312,507

The accompanying notes are an integral part of the consolidated financial statements.

CHARTER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                          YEAR ENDED DECEMBER 31,
                                                                     -------------------------------
                                                                       1995        1994        1993
                                                                     -------     -------     -------
                                                                              (IN THOUSANDS)
Preferred stock ($50.00 par value)
 Balance at beginning of year .....................................  $   710     $   710     $   710
                                                                      -------    -------     -------
  Balance at end of year (14,204 shares issued and
   14,201 shares outstanding) .....................................      710         710         710
                                                                      -------    -------     -------
Common stock ($1.00 par value)
 Balance at beginning of year .....................................    5,944       5,643       5,374
 Stock dividend (296,922 shares in 1995; 282,769 shares
   in 1994; and 268,472 shares in 1993) ...........................      296         283         269
 Conversion of debentures (18,040 shares in 1994 and
  123 shares in 1993) .............................................       --          18          --
                                                                      -------    -------     -------
  Balance at end of year (6,240,413 shares
   issued and 6,061,625 shares outstanding) .......................     6,240      5,944       5,643
                                                                      -------    -------     -------
Class B special common stock ($1.00 par value)
 Balance at beginning of year .....................................       209        199         190
 Conversion of debentures (19 shares in 1994)
 Stock dividend (10,457 shares in 1995, 9,960 shares in 1994
  and 9,484 shares in 1993) .......................................        11         10           9
                                                                      -------    -------     -------
  Balance at end of year (219,718 shares issued
   and outstanding) ...............................................       220        209         199
                                                                      -------    -------     -------
Series C special common stock ($1.00 par value)
 Balance at beginning of year .....................................        47         45          43
 Stock dividend - common stock (2,358 shares in 1995,
  2,245 shares in 1994 and 2,138 shares in 1993) ..................         3          2           2
                                                                      -------    -------     -------
 Balance at end of year (49,518 shares issued and outstanding) ....        50         47          45
                                                                      -------    -------     -------
Capital surplus
 Balance at beginning of year .....................................    35,609     31,159      27,726
 Conversion of debentures .........................................        --        247           2
 Stock dividend - common stock ....................................     5,498      4,203       3,431
                                                                      -------    -------     -------
  Balance at end of year ..........................................    41,107     35,609      31,159
                                                                      -------    -------     -------
Retained earnings
 Balance at beginning of year .....................................    10,459      8,749       5,326
 Cash dividends - preferred stock .................................       (57)       (57)        (57)
 Cash dividends - common stock ....................................    (1,878)    (1,421)     (1,015)
 Stock dividends - common stock ...................................    (5,808)    (4,498)     (3,711)
 Net earnings .....................................................    10,759      7,686       8,206
                                                                      -------    -------     -------
 Balance at end of year ...........................................    13,475     10,459       8,749
                                                                      -------    -------     -------
Unrealized gain (loss) on securities available for sale ...........       978     (3,352)         --
                                                                      -------    -------     -------
Treasury stock
 Balance at beginning of period ...................................      (738)      (733)       (733)
 Treasury stock acquired through conversion of debentures
   (639 shares in 1994) ...........................................        --         (5)         --
                                                                      -------    -------     -------
 Balance at end of period (178,788 shares common
  and 3 shares preferred) .........................................      (738)      (738)       (733)
                                                                      -------    -------     -------
TOTAL SHAREHOLDERS' EQUITY (NOTE 12) ..............................   $62,042    $48,888     $45,772
                                                                      -------    -------     -------
                                                                      -------    -------     -------

The accompanying notes are an integral part of the consolidated financial statements.

CHARTER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   YEAR ENDED DECEMBER 31,
                                                                           ------------------------------------
                                                                              1995          1994        1993
                                                                           ---------     ---------    ---------
                                                                                       (IN THOUSANDS)
Cash flows from operating activities:
Net earnings ...........................................................   $  10,759     $   7,686    $   8,206
Adjustments to reconcile net earnings to net cash
  provided by (used  in) operating activities:
    Depreciation and amortization ......................................       2,398         2,399        1,478
    Amortization of intangibles ........................................         820           424        2,108
    Net amortization of premiums and
      discounts on securities ..........................................         (98)        1,996        4,107
    Provision for credit losses ........................................         979           233          911
    Provision for other real estate losses .............................         185            16        1,463
    Net gain on sales of securities.....................................        (277)          (43)        (455)
    Origination of loans available for sale ............................    (370,956)      (171,669)         --
    Proceeds from sales of loans available for sale ....................     327,704        155,454          --
    Net gain on sales of loans..... ....................................      (3,795)        (1,423)         --
    Net (gain) loss on sales of fixed assets, other real
      estate and collateral acquired ...................................        (111)           (91)        (12)
    Net decrease in other assets and interest receivable ...............         259          1,685         361
    Net increase (decrease) in other liabilities and interest payable ..        (290)         1,908        (354)
    Net (increase) decrease in deferred tax asset ......................      (1,456)           230      (1,129)
    Net trading account activity .......................................      39,757             --          --
    Other ..............................................................          (2)           284         195
                                                                           ---------      ---------   ---------
      Total Adjustments ................................................      (4,883)        (8,597)      8,673
                                                                           ---------      ---------   ---------
        Net Cash Provided by (Used In) Operating Activities ............       5,876           (911)     16,879
                                                                           ---------      ---------   ---------
Cash flows from investing activities:
    Net decrease in interest-bearing deposits ..........................           2             --         754
    Proceeds from sales of securities (Note 4) .........................      28,792          8,026      25,629
    Proceeds from maturities and prepayments of  securities ............      52,676         99,238     143,050
    Purchase of securities .............................................     (87,493)      (110,664)   (159,144)
    Net increase (decrease) in loans ...................................     (24,764)        40,108     (12,505)
    Purchase of loans held to maturity .................................          --        (75,537)         --
    Capital expenditures, net ..........................................      (3,248)        (3,067)     (1,272)
    Proceeds from sales of other real estate ...........................       1,655            524       1,167
    Purchase of mortgage servicing rights ..............................          --         (1,032)         --
    Purchase of mortgage company .......................................         (52)        (3,371)         --
    Purchase of banking organization, net of acquired
      cash and cash equivalents ........................................       9,530         19,317       4,433
                                                                           ---------      ---------   ---------
        Net Cash Provided by (Used in) Investing Activities ............     (22,902)       (26,458)      2,112
                                                                           ---------      ---------   ---------
Cash flows from financing activities:
    Net increase (decrease) in non-interest-bearing
      demand, savings, interest-bearing demand
      and money market accounts ........................................     (14,946)       (17,490)      6,210
    Net increase (decrease) in certificates of deposit .................      (1,090)        24,826     (31,631)
    Net increase (decrease) in securities sold under
     agreements to repurchase ..........................................      35,428          7,653      (7,778)
    Net increase (decrease) in Federal Home Loan Bank Advances .........        (350)        13,000          --
    Payment of preferred dividends .....................................         (57)           (57)        (57)
    Payment of common dividends ........................................      (1,720)        (1,055)     (1,015)
    Repayment of long-term debt ........................................        (200)        (1,200)     (1,461)
    Increase in long-term debt .........................................          --          2,500       7,500
                                                                           ---------      ---------   ---------
      Net Cash Provided by (Used in) Financing Activities ..............      16,765         28,177     (28,232)
                                                                           ---------      ---------   ---------
 Net Increase (Decrease) in Cash and Cash Equivalents ..................        (261)           808      (9,241)
                                                                           ---------      ---------   ---------
 Cash and Cash Equivalents at Beginning of Period ......................      73,170         72,362      81,603
                                                                           ---------      ---------   ---------
 Cash and Cash Equivalents at End of Period (Note 1) ...................   $  72,909      $  73,170   $  72,362
                                                                           ---------      ---------   ---------
                                                                           ---------      ---------   ---------
   SUPPLEMENTAL DISCLOSURES:
     Interest paid .....................................................   $  24,964      $  14,414   $  13,925
     Income taxes paid .................................................       9,110            800       1,305
 SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Other real estate and collateral acquired .........................   $   1,233      $     386   $   1,068
     Loans made to finance sales of other real estate ..................         205            201         448
     Transfer of securities held to maturity and available for
      sale to trading account ..........................................      39,757             --          --


The accompanying notes are an integral part of the consolidated financial statements.



CHARTER BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING
         POLICIES

 NATURE OF OPERATIONS: Charter Bancshares, Inc. ("Charter" or "Company") is a bank holding company headquartered in Houston, Texas. Charter's principal activity is the ownership and management of the Subsidiary Banks. Charter-Houston, Charter-Colonial and University Bank-Galveston are national banks organized under the laws of the United States and Charter-SSB is a state savings bank organized under the laws of the state of Texas. Other than asset management and trust services which are offered solely through Charter-Houston, each of the Subsidiary Banks offers a full range of banking services to its customers, including demand and time deposits and various types of commercial and consumer loans. The Subsidiary Banks also offer discount brokerage services for the purchase of securities through a consortium of the Subsidiary Banks, which operates as Investor Services at Charter Banks ("Charter Investor Services"). Charter-Houston, Charter-Colonial and Charter-SSB draw substantially all of their deposits and a majority of their loans in the Houston-Harris County area, while University Bank-Galveston draws substantially all of its deposits and makes substantially all of its loans in the Galveston, Texas area.

 SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES: The accounting and reporting policies of Charter and subsidiaries conform to generally accepted accounting principles ("GAAP") and general practices within the banking industry. A summary of significant accounting policies is as follows:

 CONSOLIDATION: The consolidated financial statements include the accounts of Charter and its subsidiaries, after elimination of significant intercompany balances and transactions.

 USE OF ESTIMATES: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 SECURITIES AND TRADING ACCOUNT ASSETS: Charter reviews its financial position, liquidity and future plans in evaluating the criteria for classifying securities. Generally, securities are classified between held to maturity, available for sale and trading at the time the securities are purchased. Securities held to maturity are stated at cost, increased by accretion of discounts and reduced by amortization of premiums. Premiums and discounts are amortized and accreted to opertaions using the level-yield method of accounting, adjusted for prepayments as applicable. The adjusted cost of specific securities sold is used to compute gains or losses on securities transactions. Market values of securities are estimated based on available market quotations. In the few instances where market quotations are unavailable, the securities are stated at cost or appraised values as estimated by management.

 On January 1, 1994, Charter adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under the new rules, debt securities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that the Company does not have the positive intent and ability to hold to maturity and all marketable equity securities are classified as available-for-sale or trading and carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a separate component of shareholders' equity. Unrealized holding gains and losses on securities classified as trading are reported in earnings.

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

Premiums and discounts on mortgage warehouse loans available for sale are not recognized in income until the related loans are sold. Premiums and discounts associated with Charter's other loans for which the collection is probable and estimatable are recognized in income using the level-yield method over the loans' remaining lives (adjusted for anticipated prepayments) or when such loans are sold.

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

 Effective January 1, 1995, Charter adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." SFAS No. 114 applies only to impaired loans, with the exception of groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. A loan is defined as impaired by SFAS No. 114 if, based on current information and events, it is probable that a creditor will be unable to collect all amounts due, both interest and principal, according to the contractual terms of the loan agreement. Specifically, SFAS No. 114 requires that the allowance for credit losses related to impaired loans be determined based on the present value of expected cash flows discounted at the loan's effective interest rate or, as a practical expedient, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Prior to the adoption of SFAS No. 114, the Bank's methodology for determining the adequacy of the allowance for credit losses did not incorporate the concept of the time value of money and the expected future interest cash flow.

 As permited by SFAS No. 118, interest revenue on impaired loans continues to be either applied against principal or realized as interest revenue, according to management's judgment as to the collectibility of principal.

 SALES OF SINGLE FAMILY LOANS AND SERVICING RIGHTS: From time to time, Charter sells loans to institutional and private investors. Gains or losses on loan sales, recognized at the time of sale, are determined on the specific identification method and reflect the extent that net sales proceeds differ from the book value of the loans. Certain of the loans and servicing rights are sold with general representations and warranties under contracts for sales of loans and servicing rights. Repurchases of the loans and servicing rights may be required when a loan fails to meet certain conditions specified in the contract pursuant to which the loans and servicing rights were sold and that failure was caused by a matter covered by the general representations and warranties. Charter determines an accrual for the estimated future costs of its obligations, which is included in other liabilities on the consolidated balance sheets and maintained at levels management believes are adequate to cover estimated losses. The related expense is reflected in non-interest expense in the consolidated statements of earnings.

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

 Prior to the beginning of each year and at least quarterly during the year, management estimates the likely level of future losses to determine whether the allowance for credit losses is adequate to absorb losses in the existing portfolio. Based on these estimates, an amount is charged to the provision for credit losses and credited to the allowance for credit losses in order to adjust the allowance to a level estimated to be adequate to absorb losses.

 Management's judgment as to the level of future losses on existing loans involves the consideration of current and anticipated economic conditions and their potential effects on specific borrowers; an evaluation of the existing relationships among credits with potential losses; the present level of the allowance; historical loan loss and recovery experience; results of examinations of the loan portfolio by regulatory agencies; and management's internal review of the loan portfolio. In determining the collectibility of certain loans, management also considers the fair value of any underlying collateral.

 It should be understood that estimates of credit losses involve an exercise of judgment. While it is reasonably possible that in the near term Charter may sustain losses which are substantial relative to the allowance for credit losses, it is the judgment of management that the allowance for credit losses reflected in the consolidated balance sheets is adequate to absorb estimated losses in the existing loan portfolio.

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

 Charter records other real estate acquired by foreclosure at the lesser of the outstanding loan amount or fair value less estimated costs to sell at the time of foreclosure. Required developmental costs associated with foreclosed property under construction are capitalized and considered in determining the fair value of the property. If at a later date it is determined that the fair value less estimated costs to sell the asset is less than the total capitalized cost, the additional loss is recognized by a credit to the allowance for other real estate losses.

 PREMISES AND EQUIPMENT: Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are charged to operations at rates based upon the straight-line method over the estimated useful lives of the underlying assets.

 INCOME TAXES: On January 1, 1993, Charter adopted SFAS No. 109, "Accounting for Income Taxes" which provides for a deferred tax asset to be recognized for the estimated future tax effects attributable to temporary differences and carryforwards. Accordingly, a deferred tax asset was recognized upon adoption. The cumulative effect of initially applying this statement is reported as the effect of a change in accounting principle.

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

 Realization of net deferred tax assets is dependent on generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax assets will be realized. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

 INTEREST RATE CONTRACTS: Interest rate swap agreements, forward and futures contracts, options and cap, collar and floor agreements are used to manage interest rate exposure by hedging certain assets and liabilities. Contracts used in trading activities are carried at market value, and gains and losses are recognized currently in income. For contracts used to manage interest rate risk, income and expense are accrued based upon expected settlement payments, and are recorded as an adjustment to interest income and expense.

 INTANGIBLES ARISING FROM ACQUISITIONS: Because of the earning power or other special values of certain purchased companies or businesses, the Company paid amounts in excess of fair value for tangible assets acquired. Generally, such amounts are being amortized by systematic charges to income (primarily for periods from 6 to 15 years) over a period no greater than the estimated remaining life of the assets acquired or not exceeding the estimated average remaining life of the existing deposit base assumed.

 PURCHASED MORTGAGE SERVICING RIGHTS: The acquisition of Charter Mortgage included the purchase of Charter Mortgage's mortgage servicing portfolio. Management determined the fair value of the purchased mortgage servicing rights ("PMSR's") from Charter Mortgage to be approximately $1.7 million at acquisition. During the third quarter of 1994, Charter purchased additional servicing rights on approximately $57 million in loans for approximately $700,000. These PMSR's are includable in regulatory tangible capital. PMSRs are amortized in proportion to, and over the period of, the estimated net servicing revenue of the underlying mortgages, which are collateralized by both single and multi-family properties. Charter periodically evaluates the carrying value of PMSRs for impairment, on a desegregated basis. This evaluation includes discounting the estimated future net servicing revenue of the servicing portfolio at an appropriate long-term discount rate. The evaluation incorporates prepayment, default and certain interest rate assumptions. Impairment losses are charged to operations as incurred.

 EARNINGS PER COMMON SHARE: Earnings per common share are based on the average number of shares of Common, Class B Special Common and Series C Special Common Stock outstanding during the year after deducting from net earnings the current period preferred dividends only, excluding accumulated and unpaid dividends and interest on preferred stock from any prior periods. All per share figures have been adjusted for the 5% stock dividends paid on August 10, 1992, September 30, 1993, October 31, 1994 and October 31, 1995.

 RECLASSIFICATION OF PRIOR YEAR AMOUNTS: Certain amounts have been reclassified in the accompanying consolidated financial statements from those previously reported to conform to current year financial statement classifications.

 STATEMENTS OF CASH FLOWS: Cash equivalents include amounts due from banks and federal funds sold and securities sold under agreements to resell. Generally, federal funds and securities sold under agreements to resell are purchased and sold for one-day periods.

 RECENTLY ISSUED ACCOUNTING STANDARDS: In March 1995 the FASB issued SFAS
 No. 121 "Accounting for Impairment of Long- Lived Assets and for Long-Live Assets to Be Disposed Of." This statement established accounting standards for reconizing and measuring impairment of long-lived assets (and related goodwill) to be held and used and for such assets held for disposal. The statement is effective for financial statements with fiscal years beginning after December 15, 1995. Implementation of this pronouncement should have no material adverse effect on the Company's consolidated financial statements.

 In May 1995 the FASB issued SFAS No. 122 "Accounting for Mortgage Servicing Rights." This statement requires that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. Also, the statement requires that capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights. The statement is applicable beginning January 1, 1996. Implementation of this pronouncement should have no material adverse effect on the Company's consolidated financial statements.

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

On April 27, 1994, Charter consummated the acquisition of certain assets and liabilities of Capital Standard Mortgage, Inc., through a 90 percent owned subsidiary known as Charter Mortgage Company ("Charter Mortgage"). The remaining 10 percent of Charter Mortgage's stock is owned by principals of Charter Mortgage. Charter Mortgage presently operates loan production offices in Texas and Arizona. At April 27, 1994, the servicing portfolio totalled approximately $126 million and loans in the pipeline totalled approximately $80 million; both the servicing portfolio and the pipeline were comprised of relatively low rate mortgages with a weighted average coupon of approximately 7.5% which should be resistant to accelerated prepayments.

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

The purchased residential construction loans represented approximately $75 million in outstanding balances, with total credit lines of approximately $210 million. Approximately one-third of the outstanding loans were for home construction in Houston, one-third in Dallas, and the balance are for homes in Austin and San Antonio. A typical interim construction loan will have an average life of less than one year and earn interest that floats at the prime rate plus one to one and one-half percent (the prime rate as of December 31, 1994 was 8.5%) Additional fees may be earned on construction loans in the form of origination fees, inspection fees, appraisal fees and extension fees. The purchased fixed assets of approximately $267,000 are primarily comprised of the furniture and equipment used in Farm and Home's construction lending area. Except for approximately $11,000 in miscellaneous accounts payable related to construction loans, there were no other liabilities assumed by Charter in the transaction. All of the loans and selected fixed assets were purchased at the existing net book values as reflected on Roosevelt Financial Group's books, which amounts approximate their fair value. No purchase premium or discount was paid to or received from Roosevelt Financial Group.

On June 24, 1994, Charter agreed to acquire Houston-based West Loop Savings and Loan Association ("West Loop") pending shareholder and regulatory approval. At December 31, 1994, West Loop had total loans of $91,139,000, total deposits of $103,793,000 and total assets of $140,301,000. Following receipt of the requisite shareholder and regulatory approvals the acquisition was closed on January 10, 1995, after which West Loop's charter was converted to a Texas state savings bank with the name Charter Bank, SSB. A pro forma condensed statement of earnings assuming the acquisition of West Loop was effective January 1, 1994 is presented as follows:

PRO FORMA CONDENSED STATEMENT OF EARNINGS

                                                              YEAR ENDED
                                                          DECEMBER 31, 1994
                                            -------------------------------------------
                                            CHARTER   WEST LOOP  ADJUSTMENTS  PRO FORMA
                                            -------   ---------  -----------  ---------
                                                           (IN THOUSANDS)
Total Interest Income ...................   $43,856    $14,332     $(1,160)    $57,028

Total Interest Expense ..................    14,605      5,892                  20,497

Provisions for credit losses ............       233       (98)         140         275
                                            -------   -------      -------     -------
  Net Interest Income After Provision
   for Credit Losses ....................    29,018     8,538       (1,300)     36,256
                                            -------   -------      -------     -------

Total Non-Interest Income ...............    12,243       165                   12,408

Total Non-Interest Expense ..............    29,814     3,798                   33,612
                                            -------   -------      -------     -------
Earnings before income taxes ............    11,447     4,905       (1,300)     15,052
  Income tax expense ....................     3,761     1,677         (400)      5,038
                                            -------   -------      -------     -------
    Net Earnings ........................   $ 7,686   $ 3,228      $  (900)    $10,014
                                            -------   -------      -------     -------
                                            -------   -------      -------     -------

Note A - other adjustments to Pro Forma statements of earnings

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

On November 17, 1995, Charter consummated the acquisition of LaPorte which was merged into Charter-Houston. This acquisition has been accounted for under the purchase method of accounting. At acquisition LaPorte had approximately $34 million in total assets, $32 million in deposits, and $13 million in loans. LaPorte has one banking facility located at 815 Highway 146 South in southeast Harris County.

Effective January 1, 1995, Charter purchased certain assets and liabilities from Providence Trust Company for a purchase premium of approximately $1.2 million. This acquisition increased the trust assets under management by approximately $66 million and generated new fee income in excess of $1 million for 1995.

Each of the above acquisitions has been accounted for under the purchase method of accounting with cash as the sole form of consideration given. The resulting goodwill is being amortized using the straight line method over ten to fifteen years.

NOTE 3 - RESERVE REQUIREMENTS

Cash and due from bank demand balances of approximately $15,728,000 and $14,572,000 at December 31, 1995 and 1994, respectively, were maintained to satisfy regulatory reserve requirements.

NOTE 4 - SECURITIES

The amortized cost and fair values of securities are as follows:

                                                                                DECEMBER 31,
                                       -------------------------------------------------------------------------------------------
                                                           1995                                           1994
                                       --------------------------------------------   --------------------------------------------
                                         GROSS        GROSS     GROSS                   GROSS       GROSS      GROSS
                                       AMORTIZED   UNREALIZED UNREALIZED     FAIR     AMORTIZED  UNREALIZED  UNREALIZED     FAIR
                                         COSTS       GAINS     LOSSES        VALUE       COST       GAINS     LOSSES        VALUE
                                       ---------   ---------- ----------   --------   ---------  ----------  ----------   --------
                                                                               (IN THOUSANDS)
Securities Held to Maturity:
U.S. Treasury securities
 and obligations of U.S. government
 corporations and agencies .........   $ 17,128     $  290     $   (54)    $ 17,364    $ 55,571     $225     $ (2,636)    $ 53,160
Mortgage-backed securities
 issued by U.S. government
 agencies and corporations .........     56,578      1,151      (1,056)      56,673      56,157      194       (4,062)      52,289
Collateralized mortgage
 obligations .......................     22,478        228         (28)      22,678      55,320       19       (2,112)      53,227
Obligations of states and
 political subdivisions ............      2,251          8          (8)       2,251       1,133       --          (71)       1,062
Debt securities issued by
 foreign governments ...............        480         --          --          480         280       --           (2)         278
                                       --------     ------     -------     --------    --------     ----     --------     --------
Total Securities Held to Maturity ..     98,915      1,677      (1,146)      99,446     168,461      438       (8,883)     160,016
                                       --------     ------     -------     --------    --------     ----     --------     --------
Securities Available for Sale:
U.S. Treasury securities
 and obligations of U.S. government
 corporations and agencies .........     45,541        106         (87)      45,560      28,397       --         (764)      27,633
Mortgage-backed securities
 issued by U.S. government
 agencies and corporations .........     79,432        846        (536)      79,742      51,763      263       (3,422)      48,604
Collateralized mortgage
 obligations .......................     64,456      1,140        (101)      65,495      27,748       69       (1,148)      26,669
Other equity securities ............      6,100        256          --        6,356       8,728      219           --        8,947
                                       --------     ------     -------     --------    --------     ----     --------     --------
Total Securities Held for Sale .....    195,529      2,348        (724)     197,153     116,636      551       (5,334)     111,853
                                       --------     ------     -------     --------    --------     ----     --------     --------
Total Securities ...................   $294,444     $4,025     $(1,870)    $296,599    $285,097     $989     $(14,217)    $271,869
                                       --------     ------     -------     --------    --------     ----     --------     --------
                                       --------     ------     -------     --------    --------     ----     --------     --------

In November 1995, the FASB issued "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" (the "Implementation Guide"). Concurrent with the initial adoption of the Implementation Guide, but no later than December 31, 1995, the Bank was permitted to reassess the appropriateness of the classifications of all securities held at that time. Under the Implementation Guide, reclassifications from the held to maturity category resulting from this one-time reassessment do not call into question the intent to hold other securities to maturity in the future. Upon adoption of the Implementation Guide, the Bank reclassified $39.1 million in securities from its held to maturity portfolio to its available for sale portfolio and $39.8 million to its trading portfolio. The effect of these transfers decreased non-interest income by $104,000 and increased stockholders' equity by $395,000.

The collateralized mortgage obligations are secured by certificates backed by U.S. Government or federal agency guarantees. Proceeds from the sales of total securities during 1995 were $68,549,000. Gross gains of $573,000 and gross losses of $403,000 were realized on total sales. Of the total amount of proceeds from securities sales, all were from sales of securities included in the available for sale category. There were no sales of securities from the held to maturity category. There was also a recovery of $107,000 from the settlement of a security sold in 1992.

Proceeds from the sales of total securities during 1994 were $8,026,000. Gross gains of $50,000 and gross losses of $30,000 were realized on total sales. Of the total amount of proceeds from securities sales, all were from sales of securities included in the held for sale category that was established January 1, 1994. There were no sales of securities from the held to maturity category.

Proceeds from sales of total securities during 1993 were $25,629,000. Gross gains of $465,000 and gross losses of $130,000 were realized on total sales. Of the total amount of proceeds from securities sales all were from sales of securities included in the held for sale category.

Securities with amortized costs of $163,329,000 and $209,089,000 at December 31, 1995 and 1994, respectively, were pledged to secure public deposits and repurchase agreements with customers and for other purposes as required by law. The section on page 25 entitled "Securities" is incorporated herein as part of this note as it relates to the maturities and yields on investment securities.

NOTE 5 - LOANS

Set forth in the following table are loans classified by major type.

                                                              DECEMBER 31,
                                                          ---------------------
                                                           1995          1994
                                                          -------       -------
                                                             (IN THOUSANDS)
Commercial, financial and industrial . . . . . . . . .    $73,591       $65,945
Commercial real estate . . . . . . . . . . . . . . . .     57,566        40,923
Real estate - construction . . . . . . . . . . . . . .    110,602        90,478
Real estate - multi-family . . . . . . . . . . . . . .     17,599        10,611
Real estate - 1-4 family . . . . . . . . . . . . . . .    180,262        75,468
Loans to individuals (net of unearned discounts of
 $3,749,000 in 1995 and $2,861,000 in 1994). . . . . .     73,615        60,336
                                                         --------      --------
Total Loans                                              $513,235      $343,761
                                                         --------      --------
                                                         --------      --------

Included in total loans as of December 31, 1995 and 1994 were mortgage warehouse loans available for sale of $48,885,000 and $17,906,000, respectively. There were no realized or unrealized losses on loans available for sale. During 1995, Charter saw growth in its real estate loans in the real estate construction category primarily as a result of the purchase of residential construction loans from Roosevelt Financial Group as discussed earlier. Included in the total of real estate-construction loans are $106 million of loans secured by one-to-four family residential properties, which amount comprises approximately 96% of the total of construction loans.

As discussed in Note 1, the Bank adopted SFAS No. 114 and 118 effective January 1, 1995. Adoption of these statements had no impact on Charter's financial statements including the level of the allowance for credit losses.

At December 31, 1995, the recorded investment in impaired loans under SFAS No. 114 is $2,581,000, with a required allowance for credit losses of $677,000. The approximate average recorded investment in impaired loans for the year ended December 31, 1995 was $1,600,000. The Bank recognized no interest revenue on these impaired loans in 1995.

As of December 31, 1995 and 1994, loans outstanding to directors, officers and their affiliates were approximately $1,275,000 and $1,735,000, respectively. All such transactions were made, in the opinion of management, in the ordinary course of business on substantially the same terms as to interest rate and collateral as those prevailing at the time for comparable transactions with other persons and did not involve more than a normal risk of collectibility. The following is a detail of the activity in loans to officers and directors for the year ended December 31, 1995:

                                                              (IN THOUSANDS)
     Beginning of period ...................................      $1,735
     Additions .............................................         655
     Payments ..............................................       1,115
     Charge-offs ...........................................          --
                                                                  ------
     End of Period .........................................      $1,275
                                                                  ------
                                                                  ------

The maturities of loans as of December 31, 1995, excluding mortgages and loans to individuals, based on remaining scheduled repayments of principal appear below:


                                    MATURING        MATURING        MATURING
                                   IN 1 YEAR      AFTER 1 YEAR       AFTER
                                    OR LESS     THROUGH 5 YEARS    FIVE YEARS
                                   ------------------------------------------
                                                 (IN THOUSANDS)

Commercial, financial and
 industrial . . . . . . . . . .     $ 41,503         $26,287        $ 5,801
Commercial real estate. . . . .        7,951          36,808         12,807
Real estate - construction. . .      104,796           3,973          1,833
                                    --------         -------        -------
 Total. . . . . . . . . . . . .     $154,250         $67,068        $20,441
                                    --------         -------        -------
                                    --------         -------        -------

With respect to loans due after one year, as of December 31, 1995, $61,170,000 of such loans had a variable interest rate and $26,339,000 of such loans had a fixed interest rate.

The following table sets forth the components of non-performing assets and past due loans for the last five years:


                                                               DECEMBER 31,
                                               1995     1994     1993      1992      1991
                                               ------------------------------------------
                                                              (IN THOUSANDS)
Non-accrual loans:
  Real estate . . . . . . . . . . . . . . .   $1,746   $  688   $1,172   $  352   $   110
  Commercial and industrial . . . . . . . .      520      227      464      537     1,085
  Individual. . . . . . . . . . . . . . . .       71       32       98       37        37
                                              ------   ------   ------   ------   -------
    Total non-accrual loans . . . . . . . .    2,337      947    1,734      926     1,232
                                              ------   ------   ------   ------   -------
Restructured loans:
  Real estate . . . . . . . . . . . . . . .       --       --      213      --
  Commercial and industrial . . . . . . . .       --    1,203       --      --         --
  Other . . . . . . . . . . . . . . . . . .       --       --       --      --         --
                                              ------   ------   ------   ------   -------
    Total restructured loans. . . . . . . .       --    1,203      213      --        832
                                              ------   ------   ------   ------   -------
Other real estate, net and
 collateral acquired. . . . . . . . . . . .    2,018    1,662    2,218    5,088     8,164
                                              ------   ------   ------   ------   -------
    Total non-performing assets . . . . . .   $4,355   $3,812   $4,165   $6,014   $10,228
                                              ------   ------   ------   ------   -------
                                              ------   ------   ------   ------   -------
Loans past due 90 days or more
 and still accruing interest:
  Real estate . . . . . . . . . . . . . . .   $1,275   $  313   $  207   $  149   $   618
  Commercial and industrial . . . . . . . .      172      226       19      452       690
  Individual. . . . . . . . . . . . . . . .      233      159      342      142       454
  All other loans . . . . . . . . . . . . .        7        2        9       --         3
                                              ------   ------   ------   ------   -------
    Total loans past due 90 days or
     more and still accruing interest . . .   $1,687   $  700   $  577   $  743   $ 1,765
                                              ------   ------   ------   ------   -------
                                              ------   ------   ------   ------   -------
  Ratios:
      Allowance for credit losses as a
       percentage of loans. . . . . . . . .      1.1%     1.3%     1.6%     1.6%      1.4%
         Allowance for credit losses as a
          percentage of non-accrual loans .    240.4   469.24    266.2    409.5     252.9
         Allowance for credit losses as a
          percentage of non-performing
          loans . . . . . . . . . . . . . .    139.6    156.0    182.9    227.2      81.4
         Non-performing loans as a
          percentage of total loans . . . .      0.8      0.8      0.9      0.7       1.5
         Total non-performing assets as a
          percentage of total assets. . .        0.5      0.5      0.6      1.0       1.8


The preceding table provides historical data highlighting Charter's overall level of non-performing assets and its levels of allowances relative to non-performing assets.

NOTE 6 - ALLOWANCE FOR CREDIT LOSSES

An analysis of activity in the allowance for credit losses is as follows:

                                               YEAR ENDED DECEMBER 31,
                                            1995        1994       1993
                                            ---------------------------
                                                   (IN THOUSANDS)

Balance at beginning of year . . . . . .  $ 4,446      $4,616     $3,792
Provision for credit losses. . . . . . .      979         233        911
Allowance of acquired bank . . . . . . .    1,018          --        522
Loans charged off. . . . . . . . . . . .   (1,022)       (939)      (861)
Less recoveries. . . . . . . . . . . . .      199         536        252
                                          -------      ------     ------
   Net charge-offs . . . . . . . . . . .     (823)       (403)      (609)
                                          -------      ------     ------
Balance at End of Year . . . . . . . . .  $ 5,620      $4,446     $4,616
                                          -------      ------     ------
                                          -------      ------     ------


NOTE 7 - ALLOWANCE FOR OTHER REAL ESTATE LOSSES

Other real estate is reflected on the consolidated balance sheets net of an allowance for anticipated losses on other real estate. An analysis of activity in the allowance for losses on other real estate is as follows:

                                               YEAR ENDED DECEMBER 31,
                                            1995        1994       1993
                                            ---------------------------
                                                   (IN THOUSANDS)

Balance at beginning of year . . . . . .   $2,362      $2,418     $ 3,569
Provision for losses . . . . . . . . . .      185          16       1,463
Allowance of acquired bank . . . . . . .      137          --          10
Reductions . . . . . . . . . . . . . . .     (458)        (72)     (2,624)
                                           ------      ------     -------
Balance at End of Year . . . . . . . . .   $2,226      $2,362     $ 2,418
                                           ------      ------     -------
                                           ------      ------     -------


NOTE 8 - PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

                                              YEAR ENDED DECEMBER 31,
                                               1995            1994
                                               --------------------
                                                  (IN THOUSANDS)

Land . . . . . . . . . . . . . . . . . . .   $ 4,365         $ 3,399
Buildings. . . . . . . . . . . . . . . . .     9,908           8,288
Equipment. . . . . . . . . . . . . . . . .    15,448          11,361
Construction in progress . . . . . . . . .       106             362
Leasehold improvements . . . . . . . . . .     4,779           4,649
                                             -------         -------
 Total premises and equipment. . . . . . .    34,606          28,059
Less accumulated depreciation
 and amortization. . . . . . . . . . . . .    18,424          13,796
                                             -------         -------
Premises and Equipment, net. . . . . . . .   $16,182         $14,263
                                             -------         -------
                                             -------         -------

                                       43

Rental expense for the years ended December 31, 1995, 1994 and 1993 totalled approximately $2,147,000, $1,781,000 and $1,286,000, respectively. A summary of non-cancelable future operating lease commitments follows:



                                           DECEMBER 31, 1995
     PERIOD                                LEASE COMMITMENTS
                                             (IN THOUSANDS)

     1996 . . . . . . . . . . . . . . .         $1,830
     1997 . . . . . . . . . . . . . . .          1,477
     1998 . . . . . . . . . . . . . . .          1,213
     1999 . . . . . . . . . . . . . . .            740
     2000 . . . . . . . . . . . . . . .            669
     Thereafter . . . . . . . . . . . .            629
                                                ------
       Total. . . . . . . . . . . . . .         $6,558
                                                ------
                                                ------

It is expected that, in the normal course of business, leases that expire will be renewed or replaced by leases on other property or equipment. It is anticipated that future minimum lease commitments will not be less than the amounts recorded for 1995.

In October 1993, University purchased a 1.91 acre tract of land adjacent to its West 61st Street branch for a purchase price of approximately $463,000. During 1994, construction and operation of a motor banking facility comprised initially of three drive-in lanes was completed.

During 1985, a Subsidiary Bank sold the land and improvements that comprise a banking facility and operations center to a third party and simultaneously leased back the facilities. The initial term is for a fifteen-year period with options to repurchase the facility (including land) in years five, seven and ten of the term of the lease. The minimum lease payments are included in the table above. The gain of approximately $1.2 million on the sale was deferred for financial statement purposes has been amortized into income over a ten-year period.


NOTE 9 - SHORT-TERM BORROWINGS

Securities sold under agreements to repurchase generally mature within one day to one year from the transaction date. Information relating to these borrowings is shown below:


                                                    YEAR ENDED DECEMBER 31,
                                                 1995        1994        1993
                                                 ----------------------------
                                                        (IN THOUSANDS)

Daily average balance . . . . . . . . . . .    $20,431     $12,335     $13,837
Daily average rate. . . . . . . . . . . . .       4.82%       4.01%       2.37%
Maximum month-end balance . . . . . . . . .    $27,053     $19,594     $19,068
Balance at end of year. . . . . . . . . . .     16,680      19,594      12,941
Average rate on balance at end of year. . .       4.80%       4.76%       2.02%

At December 31, 1995, Charter had $16,680,000 in securities sold under agreements to repurchase, all of which were transactions effected with existing deposit customers.


NOTE 10 - FEDERAL HOME LOAN BANK ADVANCES

Three of Charter's subsidiary banks (Charter National Bank - Houston, University National Bank - Galveston and Charter Bank, SSB) are members of the FHLB. The FHLB provides advances as a source of funds to each of its members. These advances are collateralized by a blanket pledge of the subsidiary banks' residential mortgage loans. Charter continues to utilize FHLB advances in concert with its daily funds management.

At December 31, 1995, outstanding advances totaled $35,519,000 with an average rate of 6.80%. Of this amount, $9,700,000 has a final maturity date of June 7, 2001 and bears interest at a current rate of 5.625% adjustable semi-annually to 6-month LIBOR. In addition, a $13,500,000 advance with a rate of 5.72% matures on January 3, 1996. Finally, there are $12,319,000 in amortizing advances with an average fixed rate of 8.91% with final maturities from 2001 through 2013.

NOTE 11 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                          DECEMBER 31,
                                                        1995        1994
                                                        ----------------
                                                         (IN THOUSANDS)
Parent company-secured borrowing from an
 insurance company . . . . . . . . . . . . . . . . .  $ 1,900     $ 2,100
Parent company-unsecured borrowing from a bank
 holding company . . . . . . . . . . . . . . . . .     10,000      10,000
Subordinated capital notes of subsidiary banks . . .    2,750       2,750
                                                      -------     -------
 Total . . . . . . . . . . . . . . . . . . . . . . .  $14,650     $14,850
                                                      -------     -------
                                                      -------     -------


The $1,900,000 insurance company loan is secured by 66% of the capital stock of Charter-Houston and a $500,000 life insurance policy on the largest shareholder of Charter. As a result of increases in the net worth of Charter-Houston, portions of the securities pledged may be released; however, 51% of the common stock of Charter-Houston must be pledged at all times. The loan bears interest at 10-7/8% payable quarterly and, pursuant to a renegotiation of terms that took place during 1991, is repayable in annual installments of $200,000 in 1995 through 1997, with a final payment of $1,500,000 due when the loan matures on December 1, 1998. Terms of the loan agreement specify a minimum voting control requirement for the largest shareholder of Charter, minimum net worth requirements, dividend restrictions and other customary covenants. Pursuant to such dividend restrictions, at December 31, 1995, approximately $4,304,000 of the consolidated retained earnings were available for the payment of dividends on common stock.

Unsecured bank holding company debt in the amount of $7,500,000 matures April 2005 and bears interest at 7.2% per annum, payable semiannually. Unsecured bank holding company debt in the amount of $2,500,000 matures April 2006 and bears interest at 8.11% per annum, payable semiannually.

The subordinated capital notes of the Subsidiary Banks represent unsecured obligations which are subordinated to depositors and other creditors. These notes contain several restrictive covenants, including limitations on funded debt which may be incurred and specified capital requirements. During the second quarter of 1990, Charter reduced the aggregate principal balance of the subordinated capital notes of the Subsidiary Banks from $5,122,000 to $2,750,000, and extended the remaining term to maturity of the unpaid capital notes from 1992 to 1997. The notes bear interest payable quarterly at a floating rate of prime plus one-half percent (prime rate was 8.5% at December 31, 1995).

Aggregate future principal payments on long-term debt as of December 31, 1995, are as follows:


YEAR ENDING                                       BANK
DECEMBER 31,                       CHARTER     SUBSIDIARIES       TOTAL
------------------------------------------------------------------------
                                              (IN THOUSANDS)
   1996 . . . . . . . . . . . . .  $   200        $   --          $   200
   1997 . . . . . . . . . . . . .      200         2,750            2,950
   1998 . . . . . . . . . . . . .    1,500            --            1,500
   1999 . . . . . . . . . . . . .       --            --               --
   2000 . . . . . . . . . . . . .       --            --               --
   Thereafter . . . . . . . . . .   10,000            --           10,000
                                   -------        ------          -------
     Total. . . . . . . . . . . .  $11,900        $2,750          $14,650
                                   -------        ------          -------
                                   -------        ------          -------

NOTE 12 - CAPITAL STOCK

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

At December 31, 1995 and 1994, 14,201 shares of the initial series were outstanding. The holders of the initial series are entitled to receive cumulative semiannual dividends at the annual rate of 8%. At December 31, 1995, there were no accumulated and unpaid dividends on the initial series of preferred stock. Each share carries one vote. The shares are redeemable at the option of the Board of Directors of Charter. None of the shares have been redeemed. The liquidation preference of the initial series of preferred stock is its par value, plus accrued unpaid dividends.

At December 31, 1995 and 1994, there were no shares of Series B or Series C Preferred Stock issued and outstanding.

COMMON STOCK AND SPECIAL COMMON STOCK

There are 12,000,000 shares of $1 par value Common Stock authorized and 300,000 shares of $1 par value Special Common Stock authorized. Pursuant to the articles of incorporation of Charter, the Board of Directors has created two series of Special Common Stock: 250,000 shares have been designated
"Class B Special Common Stock" and 50,000 shares have been designated "Series C Special Common Stock." At December 31, 1995 and 1994, there were 6,061,625 and 5,773,216 shares, respectively, of Common Stock issued and outstanding; 219,718 and 209,261 shares, respectively, of Class B Special Common Stock issued and outstanding; and 49,518 and 47,160 shares, respectively, of Series C Special Common Stock issued and outstanding. The increase in the outstanding shares of Common Stock and Special Common Stock was due to (i) an October 31, 1995 payment of a 5% stock dividend resulting in the issuance of 296,922, 10,457 and 2,358 shares of Common Stock, Class B Special Common
Stock and Series C Special Common Stock respectively, (ii) an October 31,
1994 payment of a 5% stock dividend resulting in the issuance of 282,769, 9,960 and 2,245 shares of common stock, class B Special Common Stock and Series C Special Common Stock respectively, and (iii) the March 31, 1994 mandatory conversion of outstanding Debentures ("Debentures")resulting in the issuance of 18,040 shares of Common Stock and 19 shares of Class B Special Common Stock. The holders of Special Common Stock are entitled to dividends at a rate equal to the rate of the dividend paid on Common Stock, except that dividends on Class B Special Common Stock are limited to one-half the dividend rate on Common Stock for five years from original issuance. The Common Stock carries one vote per share and the Special Common Stock carries fourteen votes per share. The Series C Special Common Stock is identical in all respects to the Class B Special Common Stock, except that it is convertible on a share-for-share basis into Common Stock and it is not subject to the five-year dividend restriction on the Class B Special Common Stock described above. The Board of Directors of Charter is authorized to establish voting rights, dividend rights, preferences in liquidation and other aspects with respect to the Special Common Stock, which is issuable in series.

TREASURY STOCK

In the third quarter of 1988, Charter-Houston acquired 148,810 shares of Charter's Common Stock and $90,000 in principal amount of Debentures as partial satisfaction of a loan obligation. The treasury stock was acquired at a cost of $4.25 per share which approximated common book value per share at the time of acquisition. On December 30, 1988, Charter issued 39,808 shares of such treasury stock at a price of approximately $4.10 per share in exchange for the outstanding minority common stock of Charter-Houston, resulting in Charter becoming the owner of 100% of the capital stock of Charter-Houston, rather than of 99.1% as previously had been the case. In 1989, Charter-Houston acquired an additional 6,000 shares of Charter's Common Stock as partial satisfaction of a loan obligation. This treasury stock was acquired at a cost of $4.00 per share, which approximated common book value at the time of acquisition. Effective May 31, 1990, the $90,000 in principal amount of Debentures held by Charter-Houston was converted into 11,405 shares of Common Stock pursuant to a conversion offer. During the second quarter of 1992, Charter-Houston acquired 20,106 shares of Charter's Common Stock as partial satisfaction of two unrelated loan obligations. This treasury stock was acquired at a cost of $156,000, which approximated current market value at the times of acquisition. On October 31, 1995, October 31, 1994,
September 30, 1993 and August 10, 1992, 8,513, 8,107, 7,691 and 7,325 shares, respectively, of Common Stock were issued to Charter-Houston with respect to the above described treasury stock pursuant to 5% stock dividends paid to holders of record of Charter's common stock as of October 15, 1995, October 15, 1994, September 15, 1993 and July 31, 1992.

DEBENTURES

At December 31, 1995 and December 31, 1994, Charter had no Debentures. The reduction in the original principal amount of outstanding Debentures was due to the conversion of $1,181,000 of Debentures into 57,644 shares of Common Stock and 91,804 shares of Class B Special Common Stock. The conversion was pursuant to an exchange offer made solely to existing holders of the Debentures with an effective conversion date of May 31, 1990. On March 31, 1994, the outstanding balance of the Debentures matured and 18,040 shares of Common Stock and 19 shares of Class B Special Common Stock were issued. Further reference is made to the section on page 26 entitled "Capital Resources" as it relates to this note.

NOTE 13 - INCOME TAXES

The components of income tax expense (benefit) are as follows:

                                             YEAR ENDED DECEMBER 31,
                                          -----------------------------
                                           1995         1994      1993
                                          -------      ------    ------
                                                 (IN THOUSANDS)
Current portion - expense (benefit):
  Federal . . . . . . . . . . . . . . .   $ 9,852      $1,804    $  101
  State . . . . . . . . . . . . . . . .        --          --        --
                                          -------      ------    ------
Deferred portion - expense (benefit):
  Federal . . . . . . . . . . . . . . .    (3,660)      1,957     1,234
  State . . . . . . . . . . . . . . . .        --          --       (30)
                                          -------      ------    ------
Total Income Tax Expense. . . . . . . .   $ 6,192      $3,761    $1,305
                                          -------      ------    ------
                                          -------      ------    ------

Federal income tax expense differs from the amount computed by applying the statutory federal income tax rate to earnings before income taxes for the reasons set forth in the following table:

                                               YEAR ENDED DECEMBER 31,
                                            -----------------------------
                                             1995       1994        1993
                                            ------     ------     -------
                                                   (IN THOUSANDS)
Income tax expense at statutory rate. . .   $5,933     $3,892     $ 2,887
Increase (decrease) in taxes
 resulting from:
  Utilization of operating loss
   carryforwards. . . . . . . . . . . . .       --         --      (1,438)
  Tax-exempt interest income. . . . . . .      (19)       (19)         (3)
  Amortization of intangibles . . . . . .      287         59          49
  Non-deductible expenses . . . . . . . .       72         58          18
  Other, net. . . . . . . . . . . . . . .      (81)      (229)       (178)
                                            ------     ------     -------
    Total . . . . . . . . . . . . . . . .   $6,192     $3,761     $ 1,335
                                            ------     ------     -------
                                            ------     ------     -------

Deferred income taxes and benefits are provided for differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Significant deferred tax assets and liabilities at December 31, 1995 and 1994 are as follows:

                                                           1995        1994
                                                          -------     ------
                                                            (IN THOUSANDS)
Deferred tax assets:
  Allowance for credit losses. . . . . . . . . . . . . .  $1,543      $1,457
  Allowance for other real estate losses . . . . . . . .     914         810
  Allowance for securities losses. . . . . . . . . . . .     130         126
  Accrued liabilities. . . . . . . . . . . . . . . . . .     319          --
  Other. . . . . . . . . . . . . . . . . . . . . . . . .     556         155
                                                          ------      ------
    Total deferred tax assets. . . . . . . . . . . . . .   3,462       2,548
                                                          ------      ------
Deferred tax liabilities:
  Depreciable assets . . . . . . . . . . . . . . . . . .     112         361
  Unrealized loss on securities available for sale . . .     267         781
  Amortization of certain intangible assets. . . . . . .     602         432
  Other. . . . . . . . . . . . . . . . . . . . . . . . .      81          75
                                                          ------      ------
    Total deferred tax liabilities . . . . . . . . . . .   1,062       1,649
                                                          ------      ------
  Net deferred asset . . . . . . . . . . . . . . . . . .  $2,400      $  899
                                                          ------      ------
                                                          ------      ------

SFAS No. 109, "Accounting for Income Taxes," was adopted by Charter effective January 1, 1993. Upon adoption of SFAS No. 109, management measured the total deferred tax asset for deductible temporary differences using the applicable tax rate and measured the deferred tax assets for each type of tax credit carry forward and determined that a deferred tax asset of $3,300,000 should be realized. Management further reduced these deferred tax assets by a valuation allowance of $350,000, based upon the weight of available evidence, and determined that a net deferred tax asset of approximately $2,950,000 should be realized as of January 1, 1993. The adoption of SFAS No. 109 has been reported as the effect of a change in accounting principle.

On October 1, 1987, Charter purchased from the Federal Deposit Insurance Corporation ("FDIC") certain assets and insured deposits of a failed Houston bank, Western Bank-Westheimer ("Western Bank"). Charter paid the FDIC a premium of $4,055,000. Previously, this premium had been recorded as an intangible asset and amortized over ten years on a straight-line basis for financial reporting purposes. Due to uncertainties prior to the recent decision by the U.S. Supreme Court, the amortization of this intangible asset had not been deducted as a business expense on Charter's tax returns or in its computations for book federal income tax expenses. Charter engaged the services of outside valuation experts to assist management in determining the value and the useful life of this core deposit intangible. This valuation study was completed in October 1993, and supported management's conclusion that the original purchase premium of $4,055,000 is deductible over its determined useful life. A corresponding tax benefit for the entire premium of $4.055 million, or $1.379 million after applying a 34% tax rate, was recognized in the third quarter of 1993.

Charter files a consolidated federal income tax return with its subsidiaries. The federal income tax credit for the parent company reflected in Note 18 represents the excess of amounts payable by subsidiaries in lieu of paying federal income taxes on a separate return basis over the taxes of Charter and subsidiaries on a consolidated return basis.

NOTE 14 - PROFIT-SHARING TRUST AND PLAN

Charter provides a profit-sharing trust and plan for all full-time employees. Contributions to the plan are made at the discretion of the Board of Directors. Total profit-sharing contributions by Charter for the years ended 1995, 1994, and 1993 were $434,000, $295,000 and $271,000, respectively.

During 1987 Charter adopted and incorporated into its profit-sharing plan a thrift plan qualified pursuant to Section 401(k) of the Internal Revenue Code. Under the thrift plan an employee, after specified periods of service, may contribute up to 6% of his or her base compensation, which amount then may be matched up to 100% by the employer. Amounts needed to fund this matching contribution, which is currently 25% of the employee's contribution, are drawn first from amounts retained in the plan due to employee forfeitures. Accordingly, because such forfeitures covered part of the amount of such matching contributions, approximately $104,000, $68,000 and $39,000 in matching contributions were charged to expenses in 1995, 1994 and 1993, respectively.

NOTE 15 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business Charter is a party to various financial instruments with off-balance sheet risk to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit and interest rate caps and floors. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. The contract or notional amounts of those instruments reflect the extent of the involvement Charter has in particular classes of financial instruments.

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

The following is a summary of the various off-balance sheet financial instruments entered into by Charter:

                                                            DECEMBER 31,
                                                       1995             1994
                                                  --------------------------------
                                                    CONTRACT OR     CONTRACT OR
                                                  NOTIONAL AMOUNT  NOTIONAL AMOUNT
                                                  ---------------  ---------------
                                                           (IN THOUSANDS)
Financial instruments whose contract amounts
represent credit risk:
 Unfunded commitments to extend credit. . . . . .     $133,412         $ 90,803
 Standby letters of credit. . . . . . . . . . . .        5,606            7,732
Financial instruments whose notional or contract
 amounts exceed the amount of credit risk:
  Interest rate caps and floors . . . . . . . . .     $ 30,000         $110,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash requirements. Management evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary, upon extension of credit is based on management's credit evaluation of the counterparty.

Standby letters of credit are conditional commitments issued by the Subsidiary Banks to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to its customers.

Realized and unrealized gains and losses on interest rate caps and floors designated and effective as hedges of interest rate exposure are deferred and recognized as interest income or interest expense over the lives of the hedged assets or liabilities. At December 31, 1995, the interest rate floor was outstanding with a final maturity date of May 4, 1999. It is expected to stabilize net interest income in the event of a decline in the 3-month LIBOR rate below 4%.

NOTE 16 - LEGAL FEES AND CONTINGENCIES

Various lawsuits are pending against Charter's subsidiaries. Management of Charter, after reviewing these lawsuits with outside counsel, considers that the aggregate liabilities, if any, will not be material to the consolidated financial statements.

NOTE 17 - DIVIDENDS FROM SUBSIDIARIES

Dividends paid by the Subsidiary Banks are subject to restrictions by certain regulatory agencies. There was approximately $11,505,000 available for payment of dividends at December 31, 1995, by the Subsidiary Banks under these restrictions. Undistributed earnings of the Subsidiary Banks included in retained earnings of Charter (parent company only) were $22,359,000 at December 31, 1995.

NOTE 18 - PARENT COMPANY FINANCIAL INFORMATION

The following are parent company only condensed balance sheets as of December 31, 1995 and 1994, and condensed statements of earnings and cash flows for each of the three years in the period ended December 31, 1995:

CONDENSED BALANCE SHEETS
(PARENT COMPANY ONLY)

                                                               DECEMBER 31,
                                                         ------------------------
                                                           1995           1994
                                                           ----           ----
                                                              (in thousands)
ASSETS
  Investments in subsidiaries:
    Bank subsidiaries. . . . . . . . . . . . . . . . .   $ 66,003        $ 44,203
    Non-bank subsidiaries. . . . . . . . . . . . . . .          3               8
  Cash and cash equivalents with subsidiary banks. . .      9,721          19,162
  Investment securities. . . . . . . . . . . . . . . .        131             165
  Other assets . . . . . . . . . . . . . . . . . . . .      2,703           1,373
                                                         --------        --------
Total Assets . . . . . . . . . . . . . . . . . . . . .   $ 78,561        $ 64,911
                                                         --------        --------
                                                         --------        --------

Liabilities and Shareholders' Equity
Liabilities:
  Accrued expenses and other liabilities. . . . . . . .     4,619        $  3,923
  Long-term debt. . . . . . . . . . . . . . . . . . . .    11,900          12,100
                                                         --------        --------
     Total Liabilities. . . . . . . . . . . . . . . . .    16,519          16,023
                                                         --------        --------
  Shareholders' Equity (1). . . . . . . . . . . . . . .    62,042          48,888
                                                         --------        --------
  Total Liabilities and Shareholders' Equity. . . . . .  $ 78,561        $ 64,911
                                                         --------        --------
                                                         --------        --------

(1) Excluding the effect of the net unrealized gain on securities available for sale of $978,000 in 1995 and the net unrealized losses of $3,352,000 in 1994, shareholders' equity would have been $61,064,000 at December 31, 1995 and $52,240,000 at December 31, 1994.

CONDENSED STATEMENTS OF EARNINGS
(PARENT COMPANY ONLY)

                                                               YEAR ENDED DECEMBER 31,
                                                           -------------------------------
                                                             1995        1994       1993
                                                           --------    --------   --------
                                                                   (in thousands)
Income:
  Dividends from bank subsidiaries. . . . . . . . . . . .  $  2,241    $  9,128   $  7,052
  Interest income . . . . . . . . . . . . . . . . . . . .       499         427        139
  Management fee income . . . . . . . . . . . . . . . . .     2,640       2,430      2,177
  Other . . . . . . . . . . . . . . . . . . . . . . . . .        34           7         28
                                                           --------    --------   --------
     Total Income . . . . . . . . . . . . . . . . . . . .     5,414      11,992      9,396
                                                           --------    --------   --------
Expenses:
  Interest. . . . . . . . . . . . . . . . . . . . . . . .       972         933        685
  Employee compensation . . . . . . . . . . . . . . . . .     2,020       1,681      1,717
  Depreciation and amortization costs . . . . . . . . . .        94          98        100
  Other operating expenses. . . . . . . . . . . . . . . .     1,666       1,039        882
                                                           --------    --------   --------
     Total Expenses . . . . . . . . . . . . . . . . . . .     4,752       3,751      3,384
                                                           --------    --------   --------
Earnings Before Income Tax (Benefit) and
  Equity in Undistributed Earnings of Subsidiaries. . . .       662       8,241      6,012
  Income tax expense (benefit). . . . . . . . . . . . . .      (492)       (349)    (1,505)
                                                           --------    --------   --------
Earnings Before Equity in Undistributed
   Earnings of Subsidiaries . . . . . . . . . . . . . . .     1,154       8,590      7,517
                                                           --------    --------   --------
Equity in Undistributed Earnings of Subsidiaries. . . . .     9,605        (904)       689
                                                           --------    --------   --------
  NET EARNINGS. . . . . . . . . . . . . . . . . . . . . .  $ 10,759    $  7,686   $  8,206
                                                           --------    --------   --------
                                                           --------    --------   --------

CONDENSED STATEMENTS OF CASH FLOWS
(PARENT COMPANY ONLY)

                                                               YEAR ENDED DECEMBER 31,
                                                           -------------------------------
                                                             1995        1994       1993
                                                           --------    --------   --------
                                                                   (in thousands)
Cash flows from operating activities:
  Net earnings . . . . . . . . . . . . . . . . . . . . .     $  10,759    $  7,686    $  8,206
  Adjustments to reconcile net earnings to net cash
      provided by operating activities:
    Depreciation and amortization. . . . . . . . . . . . . .        94          98         100
    Provisions for possible asset losses . . . . . . . . . .       104         344         (30)
    Net (increase) decrease in other assets
      and interest receivable. . . . . . . . . . . . . . . .     1,296        (280)     (1,278)
    Net increase (decrease) in other
      liabilities and interest payable . . . . . . . . . . .    (2,212)        752         880
Equity in undistributed earnings of subsidiaries . . . . . .    (9,605)        904        (689)
                                                              --------     -------     -------
    Total Adjustments. . . . . . . . . . . . . . . . . . . .   (10,323)      1,818      (1,017)
                                                              --------     -------     -------
      Net Cash Provided by Operating Activities. . . . . . .       436       9,504       7,189
                                                              --------     -------     -------

Cash flows from investing activities:
  Net (increase) decrease in interest-bearing deposits . . .        --       1,000         392
  Proceeds from maturities of investment securities. . . . .        --      (1,003)         --
  Capital expenditures . . . . . . . . . . . . . . . . . . .                   (12)        (18)
  Increase in investments in subsidiaries. . . . . . . . . .    (7,900)         --      (9,678)
                                                              --------    --------    --------
     Net Cash Provided by (Used in) Financing Activities . .    (7,900)        (15)     (9,304)
                                                              --------    --------    --------

Cash flows from financing activities:
  Increase in long-term debt . . . . . . . . . . . . . . . .        --       2,500       7,500
  Payment of long-term debt. . . . . . . . . . . . . . . . .      (200)       (200)     (1,461)
  Payment of preferred dividends . . . . . . . . . . . . . .       (57)        (57)        (57)
  Payment of common dividends. . . . . . . . . . . . . . . .    (1,720)     (1,055)     (1,015)
                                                              --------    --------    --------
     Net Cash Provided by (Used in) Financing Activities . .    (1,977)      1,188       4,967
                                                              --------    --------    --------
Net Increase (decrease) in Cash and Cash Equivalents . . . .    (9,441)     10,677       2,852
                                                              --------    --------    --------
Cash and Cash Equivalents at Beginning of Period . . . . . .    19,162       8,485       5,633
                                                              --------    --------    --------

Cash and Cash Equivalents at End of Period . . . . . . . . .  $  9,721    $ 19,162    $  8,485
                                                              --------    --------    --------
                                                              --------    --------    --------

Supplemental disclosure:
  Interest paid. . . . . . . . . . . . . . . . . . . . . . .  $    973    $    906    $    616
  Net income taxes paid. . . . . . . . . . . . . . . . . . .     9,110         800       1,305

NOTE 19 - EARNINGS PER COMMON SHARE

Earnings per common share are computed in the following table. All per share figures and weighted average shares outstanding have been adjusted for the 5% stock dividends paid on October 31, 1995, October 31, 1994 and September 30, 1993.


                                                                   YEAR ENDED DECEMBER 31,
                                                            1995           1994            1993
                                                         --------         --------        -------
                                                          (in thousands, except per share amounts)
Earnings before cumulative effect of a change in
   accounting principle. . . . . . . . . . . . . . . .   $ 10,759         $  7,686        $ 5,256

Cumulative effect on prior years of a change in
   accounting for income taxes . . . . . . . . . . . .         --               --          2,950
                                                         --------         --------        -------
Net earnings . . . . . . . . . . . . . . . . . . . . .     10,759            7,686          8,206

Less preferred dividend requirements:

Preferred stock, initial series. . . . . . . . . . . .         57               57             57
                                                         --------         --------        -------
Primary earnings applicable to common
   shareholders . . . . . . . . . . . . . . . . . . . .    10,702            7,629          8,149
Interest expense on debentures. . . . . . . . . . . . .        --                4             19
                                                         --------         --------        -------
Fully diluted earnings applicable to common
   shareholders . . . . . . . . . . . . . . . . . . . .  $ 10,702         $  7,633        $ 8,168
                                                         --------         --------        -------
                                                         --------         --------        -------

Primary earnings per common share:

  Earnings before cumulative effect of a change in
    accounting principle. . . . . . . . . . . . . . . .  $   1.69         $   1.21        $  0.82

  Cumulative effect of a change in accounting for
    income taxes. . . . . . . . . . . . . . . . . . . .        --               --           0.47
                                                         --------         --------        -------
  Net earnings. . . . . . . . . . . . . . . . . . . . .  $   1.69         $   1.21        $  1.29
                                                         --------         --------        -------
                                                         --------         --------        -------

Fully diluted earnings per common share:

  Earnings before cumulative effect of a change in
    accounting principle. . . . . . . . . . . . . . . .  $   1.69         $   1.21        $  0.82

  Cumulative effect of a change in accounting for
    income taxes. . . . . . . . . . . . . . . . . . . .        --               --           0.47
                                                         --------         --------        -------

  Net earnings. . . . . . . . . . . . . . . . . . . . .  $   1.69         $   1.21        $  1.29
                                                         --------         --------        -------
                                                         --------         --------        -------

Weighted average common shares outstanding:
  Primary . . . . . . . . . . . . . . . . . . . . . . . 6,330,861        6,326,613      6,312,507
  Fully diluted . . . . . . . . . . . . . . . . . . . . 6,330,861        6,330,861      6,330,746


Primary earnings per common share amounts are computed by dividing net earnings less current period preferred dividends by the weighted average number of common shares outstanding during the period. Fully diluted earnings per share amounts are similarly computed but include, except as described below, the pro forma effect from conversion of Charter's other potentially dilutive securities.

NOTE 20 - SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following quarterly financial information is unaudited. However, in the opinion of management, the information fairly presents the financial condition and results of operations for such periods. All per share figures and weighted average shares outstanding have been adjusted for the 5% stock dividends paid on October 31, 1995 and October 31, 1994.

                                             1995 BY QUARTER                             1994 by Quarter
                                     4TH      3RD        2ND        1ST        4TH        3RD         2ND       1ST
                                 --------------------------------------------------------------------------------------
                                                        (in thousands, except per share data)
Interest income . . . . . . . .  $ 17,056   $ 16,853   $ 16,613   $ 15,948   $ 12,121   $ 12,050    $ 10,439   $  9,246

Interest expense. . . . . . . .     6,955      6,842      7,133      6,495      4,083      3,974       3,388      3,160
                                 --------   --------   --------   --------   --------   --------    --------   --------

  Net interest income . . . . .    10,101     10,011      9,480      9,453      8,038      8,076       7,051      6,086

Provision for credit losses . .       259        340        210        170         42         82          42         67

Non-interest income . . . . . .     4,665      5,086      4,841      3,802      3,276      3,471       3,366      2,130

Non-interest expense. . . . . .     9,691     10,406     10,112      9,300      8,188      8,142       7,595      5,889
                                 --------   --------   --------   --------   --------   --------    --------   --------

Earnings before income tax
  expense (benefit) . . . . . .     4,816      4,351      3,999      3,785      3,084      3,323       2,780      2,260

  Income tax expense. . . . . .     1,734      1,675      1,438      1,345        849      1,147       1,008        757
                                 --------   --------   --------   --------   --------   --------    --------   --------

Net Earnings. . . . . . . . . .  $  3,082   $   2,676  $  2,561   $  2,440   $  2,235   $  2,176    $  1,772   $  1,503
                                 --------   --------   --------   --------   --------   --------    --------   --------
                                 --------   --------   --------   --------   --------   --------    --------   --------
NET EARNINGS PER COMMON SHARE

Weighted average common
shares outstanding:

  Primary . . . . . . . . . . .  6,330,861  6,330,861  6,330,861  6,330,861  6,330,861  6,330,861   6,330,861  6,313,032

  Fully diluted . . . . . . . .  6,330,861  6,330,861  6,330,861  6,330,861  6,330,861  6,330,861   6,330,861  6,330,861

Earnings per common share:

  Primary . . . . . . . . . . .  $    0.49  $    0.42  $    0.40  $    0.38  $    0.35  $    0.33   $    0.29  $    0.24

  Fully diluted . . . . . . . .       0.49       0.42       0.40       0.38       0.35       0.33        0.29       0.24


SELECTED AVERAGES

Total assets. . . . . . . . . .  $ 861,788  $ 845,466  $ 861,216  $ 848,166  $ 687,345  $ 711,553   $ 672,976  $ 648,992

Loans-net . . . . . . . . . . .    499,727    490,496    465,308    421,695    329,370    316,332     250,595    253,091

Deposits. . . . . . . . . . . .    705,669    683,363    687,054    687,675    583,134    593,082     587,594    568,880

Long-term debt. . . . . . . . .     14,782     14,850     14,850     14,850     14,983     15,050      14,226     13,782

Shareholders' equity. . . . . .     59,904     57,503     54,156     52,946     49,281     48,385      48,509     46,582

NOTE 21 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair values were estimated by management as of December 31, 1995 and 1994, which required considerable judgment. Accordingly, the estimates presented herein are not necessarily indicative of the amounts Charter could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated values presented.

  CASH AND SHORT-TERM INSTRUMENTS - For short-term instruments, the carrying amount is a reasonable estimate of fair value. Short-term instruments include federal funds sold or purchased, securities purchased under agreements to resell, short-term interest-bearing deposits and securities sold under agreements to repurchase.

  SECURITIES - For securities and derivative instruments held for trading purposes (which include bonds, caps and floors) and marketable equity securities held for investment purposes, fair values are based on quoted market prices or dealer quotes. For other securities held as investments, fair value equals quoted market price, if available. In the few instances when market quotations are unavailable, fair value is estimated using a quoted market price for similar securities.

  LOANS - The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

  DEPOSIT LIABILITIES - The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates offered as of December 31, 1995 for deposits of similar remaining maturities.

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

The estimated fair values of Charter's financial instruments were as follows:

                                                            DECEMBER 31,              DECEMBER 31,
                                                                1995                      1994
                                                       ---------------------     ---------------------
                                                       CARRYING      FAIR        CARRYING       FAIR
                                                        AMOUNT       VALUE        VALUE         VALUE
                                                       --------     --------     --------     --------
                                                                        (IN THOUSANDS)
Financial Assets:
  Cash and short-term investments .................    $ 72,909     $ 72,909     $ 73,170     $ 73,170
  Securities ......................................     296,068      296,599      280,314      271,869
  Loans ...........................................     513,235      515,922      343,761      342,116
  Less:  allowance for loan losses ................       5,620        5,620        4,446        4,446
                                                       --------     --------     --------     --------
    Loans, net ....................................     507,615      510,302      339,315      337,670
                                                       --------     --------     --------     --------
Financial Liabilities:
  Deposits ........................................     733,714      738,262      616,880      615,695
  Securities sold under agreements to repurchase ..      69,222       69,222       33,594       33,594
  Long-term debt and Debentures ...................      36,669       37,885       14,850       13,443
                                                       --------     --------     --------     --------
Unrecognized financial instruments:
  Commitments to extend credit ....................     133,412      133,412       90,803       90,803
  Standby letters of credit .......................       5,606        5,606        7,732        7,732
Instruments with off-balance sheet
  risk - unrealized gain (loss):

  Interest rate caps and floors ...................                 $     93                  $  (640)

NOTE 22 - SUBSEQUENT EVENTS

Charter signed a definitve agreement on January 25, 1996, to merge with NationsBank Corporation ("NationsBank"). Under the terms of agreenment as approved by Charter's board of directors, each share of Charter's regular common, Class B special common and Series C special common stock will be exchanged for 0.385 shares of NationsBank common stock. Based on the $67.00 closing price of NationsBank common stock on January 24, 1996, the transaction is valued at $25.795 per share, or approximately $94.7 million for the shares of Charter stock not already owned by NationsBank.

Prior to the transaction, NationsBank held 2,659,250 shares of Charter's common stock or 42% of the outstanding common and special common stock of Charter as a result of two investments totaling $13 million made by NationsBank in 1986 and 1988.

It is expected that the transaction will be treated as a tax free exchange for Charter's shareholders. The agreement remains subject to the receipt of regulatory approvals and the approval of Charter Bancshares' shareholders. Charter and NationsBank expect to complete the merger by the end of the second quarter of 1996.

As part of the transaction, and effective March 31, 1996, the Board of Directors has approved the redemption of all outstanding shares of Charter's Preferred Stock, initial series outstanding at its par value of $50.00 per share plus accrued interest.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

Directors of Charter are elected on an annual basis and each director holds office until the next annual meeting of shareholders or until his successor is elected and qualified. Listed below are those persons who were elected as directors of Charter at the 1995 annual meeting of shareholders held on April 27, 1995. If the Merger is approved at the special meeting of Charter's shareholders relating thereto, Charter does not plan on holding an annual meeting of shareholders and the directors will continue to serve as directors until the effective time of the Merger, unless they shall sooner resign or be removed in accordance with Charter's bylaws.

The nine directors of Charter are as follows:

                            PRINCIPAL OCCUPATION                       SERVED AS
NAME (1)                    AND OTHER DIRECTORSHIPS(2)(3)            DIRECTOR SINCE    AGE
------------------          -----------------------------            --------------    ----
Andrew M. Alexander         President, Weingarten Realty Management      1984(4)        39
                            Company

Donald R. Collins           Superintendent of Schools, Klein             1975(5)        60
                            Independent School District

Winston C. Davis            Senior Vice President of Charter;            1988           63
                            Vice Chairman of Charter-Houston

Jerry E. Finger             Chairman and Chief Executive Officer         1963(4)        63
                            of Charter

Frank L. Gentry             Executive Vice President,                    1987(6)        53
                            NationsBank Corporation

William M. Hatten           Senior Judge,                                1964(4)        82
                            Texas Judicial System

R. Steve Letbetter          President and Chief Operating Officer,       1992           47
                            Houston Lighting & Power Co.

Herschel G. Maltz           Retired, Investments                         1966(4)        66

W. J. Smith, Jr.            Retired, former Chairman, Loan               1989(7)        74
                            Policy Committee, NCNB National Bank
                            of North Carolina

___________________
(1) Thomas C. Sooy, Chairman of Charter-Colonial and Chief Credit Officer of Charter-Houston, has served as an advisory director since his appointment by the Board of Directors on January 26, 1989. L. R. Jalenak, Jr., personal investments and management consultant, has served as an advisory director since June 18, 1992.

(2) Includes last five years, except for Messrs. Gentry, Letbetter, and Maltz. Immediately prior to being promoted to executive vice president of NationsBank on April 1, 1993, Mr. Gentry served as senior vice president of NationsBank, a position he had held for more than the five prior years. Immediately prior to being promoted to president and chief operating officer of Houston Lighting & Power Co. on July 1, 1993, Mr. Letbetter served as group vice president, a position he had held for more than the five prior years. Since December, 1993 Mr. Maltz has served as chairman and CEO of I.P.S. Systems, Inc. From October 1, 1993 to December, 1993, Mr. Maltz handled personal investments and served as a management consultant. From May 1, 1992 to September 30, 1992, Mr. Maltz served as president and vice chairman of Petrolon Holdings, Inc. Mr. Maltz retired as president and chief executive officer of Century Papers, Inc. on November 15, 1990, a position he had held for more than the five prior years.

(3) Three directors serve as directors of companies that are reporting companies under the Securities Exchange Act of 1934, as amended. Mr. Alexander serves as a director of Weingarten Realty Investors; Mr. Maltz serves as a director of Sterling Electronics Corporation. Mr. Smith serves as a director of Burroughs & Chapin Company.

(4) Includes service as a director of Charter-Houston prior to the organization of Charter.

(5) Includes service as a director of Charter-Colonial prior to the organization of Charter.

(6) The Investment Agreement dated November 6, 1987, between Charter and NationsBank provides that management of Charter will nominate at least one person designated by NationsBank for election to Charter's Board of Directors for so long as NationsBank owns Charter stock representing more than ten percent of the combined voting power of all classes of Charter stock. Pursuant to the foregoing arrangement, Mr. Gentry has been designated annually by NationsBank's as a director nominee and elected at the annual meetings of Charter's shareholders. Due to his position with NationsBank, Mr. Gentry has abstained from all matters submitted to a vote of the Board of Directors of Charter relative to the Merger.

(7) Mr. Smith presently is president and the sole shareholder of WJS Financial Services, Inc.; in this capacity Mr. Smith acts as an independent consultant to various financial institutions. In connection with his service on Charter's Board of Directors as a nominee originally designated by NationsBank, Mr. Smith is engaged by NationsBank under a retainer arrangement pursuant to which Mr. Smith will advise Charter management, on an ongoing basis and to the extent such advice is sought by Charter management, with respect to various policies and procedures either in place or contemplated by Charter management. Due to such relationship, Mr. Smith has abstained from all matters submitted to a vote of the Board of Directors of Charter relative to the Merger.

EXECUTIVE OFFICERS

Charter's executive officers are elected annually by the Board of Directors, each to serve until the next annual organizational meeting or until his successor is elected and qualified, unless such officer shall sooner resign or be removed in accordance with the bylaws of Charter. The names, ages and current position(s) held with Charter for all executive officers are as follows:

    NAME                          AGE    POSITION
    ----                          ---    --------
    Jerry E. Finger               63     Chairman, President and Chief Executive
                                         Officer

    William S. Shropshire, Jr.    38     Senior Vice President, Chief Financial
                                         Officer and Treasurer

    Thomas C. Sooy                49     Senior Vice President, Chief Credit Officer

    Winston C. Davis              63     Senior Vice President, Investments

    Michael S. Dafferner          48     Senior Vice President, Manager of
                                         Community Banking

    Marshall R. Holman            47     Senior Vice President, Senior Operations
                                         Officer

    Jonathan S. Finger            36     Senior Vice President, Asset Management
                                         and Investment Products

    Michael A. Roy                36     Senior Vice President, General Counsel and
                                         Secretary

Mr. Jerry Finger has been chairman and chief executive officer of Charter for over five years. On December 6, 1994, Mr. Finger was appointed and assumed the additional duties of president of Charter.

Mr. Shropshire, a certified public accountant, has served as treasurer and chief financial officer of Charter for more than five years. On December 6, 1994, Mr. Shropshire was promoted to the position of senior vice president of Charter.

Mr. Sooy has been chairman and chief executive officer of Charter-Colonial for over five years. Since 1991, Mr. Sooy has been principally employed as chief credit officer of Charter's subsidiary banks, with primary responsibility for day-to-day administration of Charter's lending activities. On December 6, 1994, Mr. Sooy was promoted to the position of senior vice president, chief credit officer of Charter.

Mr. Davis has been principally employed as senior vice president of Charter for over five years, with daily responsibility for managing the Company's investment securities portfolio.

Since he was hired on February 23, 1993, Mr. Dafferner has principally served as executive vice president, manager of community banking, for Charter-Houston and Charter-Colonial. Prior to joining Charter, Mr. Dafferner was employed as executive vice president of First City Bank-Houston, N.A., a position he held for approximately five years. On December 6, 1994, Mr. Dafferner was promoted to the position of senior vice president, manager of community banking of Charter.

Mr. Holman, a certified public accountant, has been senior vice president and senior operations officer of Charter and executive vice president and cashier of Charter-Houston for over five years.

Mr. Jonathan S. Finger has been principally employed as senior vice president and senior trust officer of Charter-Houston's asset management and trust services department since April, 1993. Mr. Finger was hired by Charter on May 21, 1990, as vice president, trust and investment services of Charter and as vice president of Charter Venture. On April 22, 1993, Mr. Finger was promoted to senior vice president, asset management and investment products. Prior to joining Charter, Mr. Finger was employed as an associate with Drexel Burnham & Lambert, Inc. Mr. Finger is the son of Jerry E. Finger, chairman, president and chief executive officer of Charter.

Mr. Roy has been general counsel and secretary of Charter for over five years. On December 6, 1994, Mr. Roy was promoted to the position of Vice President of Charter. On March 28, 1996, Mr. Roy was promoted to the position of senior vice president of Charter.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Charter's directors and executive officers, and persons who beneficially own more than ten percent of a registered class of equity securities, to file reports of beneficial ownership and changes in beneficial ownership on Forms 3, 4 and 5 (collectively, "SEC Forms") with the SEC and the National Association of Securities Dealers, Inc. Directors, executive officers and ten percent beneficial owners are required under regulations promulgated by the SEC to furnish Charter with copies of all SEC Forms which they file.

Based solely on information provided to Charter by its directors, executive officers and ten percent beneficial owners, Charter believes that its directors, executive officers and ten percent beneficial owners have complied with all filing requirements applicable to them with respect to transactions occurring during 1995.


ITEM 11.  EXECUTIVE COMPENSATION

COMPARATIVE PERFORMANCE GRAPH

The following graph compares the performance of Charter's Common Stock for the five-year period commencing December 31, 1990, to (i) the NASDAQ market composite index ("NASDAQ-US") and (ii) NASDAQ Bank Stocks which are comprised of approximately 650 banks and bank holding companies which trade on either The NASDAQ National Market System or The NASDAQ Small-Cap Market. The graph assumes that a $100 investment was made in Charter Common Stock and each index at December 31, 1990, and that all dividends were reinvested. Also included are the respective investment returns based upon the stock and index values as of the end of each year during such five-year period.

              COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
                 (Charter, NASDAQ-US. NASDAQ Bank Stocks)


                                  [GRAPH]


   -----------------------------------------------------------------------------
                          1990      1991      1992      1993      1994      1995
   -----------------------------------------------------------------------------
   Charter                $100     $ 93       $390      $429      $475      $713
   NASDAQ-US              $100     $161       $187      $215      $210      $296
   NASDAQ-Banks           $100     $164       $239      $272      $271      $404
   -----------------------------------------------------------------------------

Source:  NASDAQ

EXECUTIVE COMPENSATION INFORMATION

SUMMARY COMPENSATION INFORMATION. The table set forth on the following page contains certain information for each of the fiscal years indicated with respect to the chief executive officer and the next four most highly compensated executive officers of Charter during the fiscal year ended December 31, 1995:


                                           SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
                     ANNUAL COMPENSATION (1)                        LONG TERM
                                                                  COMPENSATION
--------------------------------------------------------------------------------------------------------
                                                              SAR AWARDS     LTIP       ALL OTHER
NAME AND PRINCIPAL POSITION     YEAR     SALARY    BONUS(2)   (UNITS)(3)  PAYOUTS(4)  COMPENSATION(5)
--------------------------------------------------------------------------------------------------------

Jerry E. Finger                 1995    $309,504   $169,000       -0-      $52,251      $ 7,652
Chairman, President and         1994     286,488    154,000       -0-       10,841        8,236
CEO                             1993     267,732    124,600       -0-       13,526       12,728
--------------------------------------------------------------------------------------------------------

Winston C. Davis                1995    $128,764    $33,000       -0-      $  -0-       $21,263
Senior Vice President,          1994     123,000     30,000       -0-         -0-         7,760
Investments                     1993     123,000     27,000       -0-         -0-         8,147
--------------------------------------------------------------------------------------------------------

Michael S. Dafferner            1995    $126,975    $27,000       -0-         -0-       $19,020
Senior Vice President,          1994     120,000     24,000       -0-         -0-         3,771
Manager of Community            1993     101,846     18,000     11,576        -0-           215
 Banking (6)
--------------------------------------------------------------------------------------------------------

Thomas C. Sooy                  1995    $122,121    $36,000       -0-         -0-       $21,539
Senior Vice President,Chief     1994     122,440     33,000       -0-         -0-         7,692
Credit Officer                  1993     112,000     30,000       -0-         -0-         8,045
--------------------------------------------------------------------------------------------------------

William S. Shropshire, Jr.      1995    $101,000    $39,000       -0-         -0-       $20,108
Senior Vice President, Chief    1994      85,000     35,000       -0-         -0-         4,926
Financial Officer and           1993      85,000     20,500       -0-         -0-         5,452
 Treasurer
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

(1) Other annual compensation, if any, provided to the named executive officers during 1995, 1994 or 1993 did not exceed the disclosure requirements of the rules promulgated by the SEC.

(2) Amounts indicated in this column represent incentive awards paid to the named executive officers under the Charter Bancshares, Inc. Management Incentive Compensation Plan (the "Incentive Plan"). See succeeding section entitled "Executive Compensation Information--Incentive Plan" for a summary description of the Incentive Plan.

(3) Amounts indicated in this column represent stock appreciation rights units ("SAR Units") awarded to the named executive officers under the 1991 Charter Bancshares, Inc. Stock Appreciation Rights Plan (the "SAR Plan"). See succeeding section entitled "Executive Compensation Information--SAR Plan" for a summary description of the SAR Plan. With respect to the SAR Units awarded in 1993 to Mr. Dafferner, the amount indicated in this column have been adjusted for 5% stock dividends paid on Charter's Common Stock in September, 1993, October, 1994 and October, 1995. In addition to the amounts indicated in this column, (i) in 1991, Messrs. Davis, Sooy and Shropshire were awarded 7,293, 7,293 and 6,077 SAR Units, respectively, and (ii) in 1992, Mr. Shropshire was awarded 2,315 SAR Units, which amounts have been adjusted for stock dividends paid on Charter's Common Stock subsequent to issuance of such SAR units.

(4) As used herein, the term "LTIP" means long-term incentive plan. Amounts indicated in this column for Mr. Finger represent earnings on existing account balances under Charter's Deferred Plan that had been accrued as a result of the achievement of profit objectives established under such plan but payment of which was deferred at the election of the named executive officer, but does not include contributions of $15,475, $14,324 and $14,324 which were made to Mr. Finger's Deferred Plan account as of January 1, 1993, 1994 and 1995, respectively, which are more fully discussed in the succeeding section entitled "Executive
     Compensation Information--Executive Deferred Compensation Plan."

(5)  Amounts indicated in this column for 1995 are derived from the following:
     (i) cash amounts paid to the named executive officers, except for Mr. Finger, in lieu of SAR units that otherwise would have been granted to such officers as of January 1, 1995 and which would have vested as of January 1, 1996; (ii) employer profit-sharing contributions and 401(k) thrift plan matching employer contributions credited to the respective accounts of Messrs. Finger, Davis, Dafferner, Sooy and Shropshire, as follows: $7,292, $6,964, $6,848, $7,240 and $5,835, such amounts, however, (A) do not include trust forfeitures occurring under the terms of the Profit-Sharing Plan but do include trust forfeitures used to fund a portion of the 401(k) thrift plan matching employer contributions and
     (B) do not include earnings on the undistributed balance held pursuant to the Profit-Sharing Plan for the benefit of participants therein or earnings with respect to any 401(k) thrift plan matching employer contributions; and (iii) term life insurance premiums paid by Charter for the benefit of Messrs. Finger, Davis, Dafferner, Sooy and Shropshire, as follows: $360, $360, $360, $360 and $334. Amounts indicated in this column for both 1994 and 1993 are derived from similar employer profit-sharing contributions, 401(k) thrift plan matching employer contributions and term life insurance premiums.

1995 SAR GRANTS. The SAR Committee did not grant any SAR Units to the named executive officers for the fiscal year-ended December 31, 1995. In lieu thereof and in contemplation of the adoption of a stock option plan in 1996, certain cash amounts have been awarded and paid to the named executive officers, except for Mr. Finger, based upon the number of SAR units that otherwise would have been granted as of January 1, 1995 and which would have vested as of January 1, 1996.

1995 SAR EXERCISES AND YEAR-END SAR VALUES. None of the SARs which have been granted to the named executive officers pursuant to the 1991 Charter Bancshares, Inc. Stock Appreciation Rights Plan have been exercised. Upon exercise of any vested SAR Units, participants are only entitled to receive a cash settlement based upon the fair value of Charter's Common Stock as determined by the SAR Committee at the time of exercise and are not entitled to receive shares of Charter Common Stock or other securities. The following table provides information on the value of unexercised in-the-money SAR Units at December 31, 1995, for those SAR Units which have been granted to the named executive officers pursuant to the SAR Plan (See the succeeding section entitled "Executive Compensation--SAR Plan" for a description of the SAR Plan). The in-the-money values for the SAR Units which were granted to the named executive officers in 1991 and 1992 were determined based upon the difference between (i) the exercise prices for such SAR Units of $5.57 and $6.67, respectively (except for an exercise price of $7.04 for the SAR Units which were granted to Mr. Dafferner in 1993), and (ii) the fully diluted book value per share of $9.69 for Charter's Common Stock as of December 31, 1995.

           SAR EXERCISES IN LAST FISCAL YEAR AND FY-END SAR VALUES

     ----------------------------------------------------------------------------------
     ----------------------------------------------------------------------------------

                                 NUMBER OF                   VALUE OF UNEXERCISED
                                 SECURITIES                  IN-THE-MONEY SARS AT
                                 UNDERLYING                  FISCAL YEAR END (2)
                                 UNEXERCISED
                                 SARS AT FISCAL
                                 YEAR END (1)
                                 ------------------------------------------------------
     NAME                        EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
     ----------------------------------------------------------------------------------
     Jerry E. Finger(3)              -0-           -0-           -0-           -0-
     ----------------------------------------------------------------------------------
     William S.Shropshire, Jr.      6,251         2,141        $24,225       $ 7,804
     ----------------------------------------------------------------------------------
     Thomas C. Sooy                 5,834         1,459        $24,038       $ 6,009
     ----------------------------------------------------------------------------------
     Winston C. Davis               5,834         1,459        $24,038       $ 6,009
     ----------------------------------------------------------------------------------
     Michael S. Dafferner           4,631         6,945        $12,271       $18,406
     ----------------------------------------------------------------------------------
     ----------------------------------------------------------------------------------

(1) As of December 31, 1995, in accordance with the vesting schedules adopted under the SAR Plan, 80% of the SAR units granted in 1991 and 60% of the SAR Units granted in 1992 had fully vested. In accordance with the terms of the SAR Plan, the change in control resulting from consummation of the Merger will automatically vest all outstanding SAR Units. Under the terms of the Merger Agreement, the SAR Plan will be terminated and, in accordance with the terms of the SAR Plan, all participants including the named executive officers will have an opportunity to exercise all of their SAR Units prior to termination of the SAR Plan.

(2) Due to the limited trading volume and absence of historical price information for Charter's Common Stock, fully diluted book value per common share was the valuation criterion employed by Charter's SAR Committee in fixing the exercise prices in 1991 and 1992, as well as subsequent determinations of fair value in connection with the exercise of vested SAR units made by participants in prior periods. Based upon the consideration which

    NationsBank has agreed to pay for approximately 58% of Charter's capital stock and applying the exchange ratio to be used in determining the merger consideration to the closing price of NationsBank's Common Stock of $74.00 on March 15, 1996, the fair market value of the Charter Common Stock underlying the outstanding SAR Units (which will become fully exercisable upon termination of the SAR Plan) for Messrs. Shropshire, Sooy, Davis and Dafferner is $189,803, $167,156, $167,156 and $248,311. The determination of the fair value of Charter's Common Stock to be paid to participants will be made by the SAR Committee in connection with the termination of the SAR Plan.

(3) In light of his substantial stock ownership position in Charter and his service as an ex-officio member on the Stock Appreciation Rights Committee of the Board of Directors, Mr. Finger is not presently eligible to receive SAR Units.

TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS. Pursuant to the terms upon which Mr. Dafferner was hired, in the event that he is terminated prior to March 1, 1998 for any reason other than cause (which includes death, permanent disability or fraud or dishonesty), Mr. Dafferner is entitled to an amount equal to 12 months of his then current base salary, provided, however, that such obligation ceases if Mr. Dafferner obtains full-time employment during such 12 month period. In addition, if he voluntarily resigns or is terminated other than for cause within 12 months following a "change of control" (which term applies to the Merger), Mr. Dafferner is entitled to a lump sum payment equal to 1.5 times his then current annual base salary, less the value of all vested SAR Units which he has been granted. In connection with the proposed Merger, Mr. Finger and NationsBank of Texas, National Association, a subsidiary of NationsBank ("NationsBank Texas"), have entered into an Employment and Noncompetition Agreement (the "Finger Employment Agreement"), which is subject to the consummation of the Merger. Under the Finger Employment Agreement, Mr. Finger will become an employee of NationsBank for a term of seven years, unless terminated earlier for cause (as defined in the Finger Employment Agreement), during which he will be paid a base salary of $455,000 per year. Upon expiration or termination of such employment period other than for cause, Mr. Finger will be paid an annual retirement supplement of $300,000 for the remainder of his life. Such retirement supplement will be offset by any benefits payable to Mr. Finger under NationsBank's retirement plans and Mr. Finger may elect to receive his retirement supplement in any actuarially equivalent form available under NationsBank's pension plan.

Pursuant to certain agreements entered into in connection with the proposed Merger and subject to consummation of the Merger, Messrs. Shropshire, Sooy and Davis are each entitled to receive severance payments equal to (i) one times his annual base salary if he receives a comparable job offer from NationsBank Texas and elects not to accept such offer or (ii) two times his annual base salary if he does not receive a comparable job offer from NationsBank Texas. As a condition to receiving any such severance payments, NationsBank or Charter may require the executive officer to remain employed for up to thirty days after merger of Charter's subsidiary banks into NationsBank Texas, but not to exceed 180 days after the consummation of the Merger.

INCENTIVE PLAN. On March 21, 1991, the Board of Directors of Charter adopted the Incentive Plan to assist Charter and its subsidiary banks in attracting, rewarding and retaining well-qualified and productive executive, management and administrative officers. The Incentive Plan reflects the intentions of Charter's Board of Directors to more closely align the compensation of Charter's executive, management and administrative officers to Charter's financial performance and to recognize their contributions to increases in shareholder value. The Incentive Plan is administered by the MICP Committee, the members of which are not eligible to receive awards under the Incentive Plan. The MICP Committee annually determines the employees who are eligible to participate in the Incentive Plan and the amount of the incentive awards, if any, to be made to eligible participants under the Incentive Plan. Under the terms of the Incentive Plan, no incentive awards may be made with respect to any fiscal year in which either (i) the return on Charter's common shareholders' equity is less than ten percent (10%) or (ii) Charter's consolidated net earnings are less than seventy-five percent (75%) of the consolidated net earnings reflected in the annual consolidated budget approved
by the Board of Directors of Charter.   Assuming each of these conditions is
met for a particular fiscal year, the size of the incentive pool will be determined pursuant to a graduated schedule approved annually by the MICP Committee and the disinterested members of the Board of Directors, which schedule varies the PRO FORMA amount of each participant's base salary allocated to the incentive pool (the "Incentive Pool Schedule"). The MICP Committee may increase the incentive pool in excess of the amount derived from the Incentive Pool Schedule, subject to approval by the disinterested members of the Board of Directors. Pursuant to the Incentive Pool Schedule approved by the MICP Committee for 1995 and the 20.2% return on Charter's common shareholder's equity (which for purposes of the Incentive Plan means consolidated net earnings for 1994, less dividends paid on the Preferred Stock in 1994), divided by Charter's common shareholder's equity as of December 31,
1994), the aggregate amount of the incentive pool created and awards made under the terms of the Incentive Plan for 1995 was approximately $650,000.

SAR PLAN.  During 1991, the SAR Plan was adopted and approved by the Board of
Directors and shareholders of Charter.   The SAR Plan authorizes the issuance
of up to 455,813 SAR Units as adjusted in accordance with the terms of the SAR Plan for four 5% stock dividends paid on Charter's Common Stock since adoption of the SAR Plan. The Board of Directors believes that the SAR Plan offers a continuing long-term incentive to key executive officers and managers of Charter and its subsidiaries, more closely correlates executive compensation with increases in shareholder value, and should enable Charter to maintain a competitive position to attract and retain key executive and management personnel. The SAR Plan is administered by the SAR Committee, the responsibilities of which include determining the eligible participants under the SAR Plan and the quantity, duration and other terms and conditions of the SAR Units, as well as the value of the Common Stock underlying the SAR Units
both at the date of grant and the date of exercise.   On May 16, 1991 and
October 1, 1992, respectively, 78,000 SAR Units (the "1991 Units") and 47,500 SAR Units (the "1992 Units") were awarded to eligible participants under the SAR Plan. In addition, 10,000 SAR Units (the "1993 Units") were awarded to Mr. Dafferner in February, 1993 in connection with his hiring. The fair value of the outstanding SAR Units has been fixed by the SAR Committee for each of the respective grants at $5.57 for the 1991 Units, $6.67 for the 1992 Units, and $7.04 for the 1993 Units, such amounts representing the fully diluted book value per share of Charter's Common Stock as of the month end preceding the respective dates of grant. All of the outstanding SAR Units are subject to a five-year vesting schedule with twenty percent vesting on January 1st of each
year.   The SAR Units are subject to (i) automatic vesting upon the occurrence of certain events, including death, disability, a permitted termination of employment, a change in control event, and liquidation of Charter, and (ii) forfeiture upon the occurrence of certain events, including an unpermitted termination of employment. At December 31, 1995, after giving effect to forfeitures of SAR Units under the terms of the SAR Plan and as a result of the stock dividend adjustments described above, there were (i) 56,617 1991 Units outstanding, of which approximately 45,293 1991 Units had fully vested, (ii) 22,574 1992 Units outstanding, of which 13,544 1992 Units had fully vested, and
(iii) 11,576 1993 Units outstanding, of which 4,631 1993 Units had fully vested. At December 31, 1995, 17,036 1991 Units, 18,281 1992 Units and no 1993
Units had been exercised by certain participants who terminated their employment with Charter. At December 31, 1995, 26,957 1991 Units, 14,637 1992 Units and no 1993 Units had been forfeited as a result of an unpermitted event of termination or a permitted event of termination prior to fully vesting. In accordance with generally accepted accounting principles, Charter has recognized a charge to earnings for the fiscal year ended December 31, 1995 with respect to the outstanding SAR Units, based upon the adjusted book value per share of Charter's Common Stock as of December 31, 1995. Charter will continue to reflect charges and credits to earnings for fluctuations in the fair value of Charter's Common Stock subsequent to December 31, 1995.

PROFIT-SHARING PLAN. Charter and its subsidiary banks participate in a Pro fit-Sharing Plan ("Plan") that covers all full-time employees, provided that they first must become eligible to participate by serving 1,000 hours of employment within a calendar year. Each subsidiary bank may make contributions based upon net earnings, which amount is allocated among employees based upon salary level and length of service. Vesting begins after three years of employment, with full vesting occurring after seven years or upon death, retirement, or total and permanent disability. Pursuant to an amendment of the Plan during 1987, the foregoing vesting schedule supersedes the prior schedule that provided vesting began after four years, with full vesting to occur after eleven years. Outside directors do not participate in the Plan. For the fiscal year ended December 31, 1995, a contribution of $538,000 was made to the Plan, as compared to $363,000 for the fiscal year ended December 31, 1994.

During 1987, Charter adopted and incorporated into the Plan a thrift plan qualified pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. Under the thrift plan an employee, after specified periods of service, may contribute up to 10% of his or her base compensation to the thrift plan, with up to 6% of any salary reduction contribution by the employee then being matched a minimum of 15% by Charter or such greater amount as the Board of Directors may, in its discretion, determine. Amounts needed to fund this matching contribution, which as of January 1, 1988 was set at 25% of the employee's contribution, are drawn first from amounts retained in the plan due to employee forfeitures. Accordingly, $25,000 of approximately $129,000 in matching contributions during 1995 were funded from forfeitures with the remaining $104,000 being charged as an expense by Charter or the appropriate subsidiary bank. At December 31, 1995, 261 of 341 full-time employees were participating in the thrift plan.

EXECUTIVE DEFERRED COMPENSATION PLAN. Effective January 1, 1982, the Board of Directors of Charter established a deferred compensation plan for members of its executive management and selected members of senior management of its subsidiary banks. Contributions were made to the Deferred Plan in the 1982 and 1983 plan years. Since Mr. Finger does not participate in the SAR Plan and his ability to make contributions to the 401(k) thrift plan are limited by applicable law, in order to bring Mr. Finger's total compensation to a level commensurate with his position and performance, the Compensation Committee has authorized three contributions to Mr. Finger's Deferred Plan account of
$15,475 as of January 1, 1995, and $14,324 as of January 1, 1993 and January
1, 1994, respectively, which amounts represented five percent of Mr. Finger's 1995, 1994 and 1993 base salaries. Employer contributions which were made under the Deferred Plan in 1982 have been vested over a five-year period. Contributions under the Deferred Plan for the 1983 plan year have been vested over a four-year period beginning January 1, 1984, with increases in the amounts contributed to be equivalent to the rate of increase in the book value of Charter's Common Stock over such period. Similarly, the contribution to Mr. Finger's Deferred Plan account for the 1993, 1994 and 1995 plan years will be vested over a three-year period beginning January 1, 1994, January 1, 1995 and January 1, 1996, respectively, with increases in the amounts contributed to be equivalent to the rate of increase in the book value of Charter's Common Stock over such period. In the event there is no increase in the book value of Charter's Common Stock over the applicable period, the undistributed balance held under the Deferred Plan earns interest at a rate equal to Charter's current federal funds borrowing rate. Unless deferred further by an eligible employee, the 1982 Deferred Plan amounts were paid to eligible employees in a
lump sum payment in 1988 and were deductible by Charter at that time.   As of
December 31, 1995, the contributions to the Deferred Plan for plan years 1982 and 1983 and earnings thereon have fully vested and have been distributed to all employee participants, except for Mr. Finger who has elected to defer distribution of his account balance and earnings thereon through termination of such plan as required by the Merger Agreement. At December 31, 1995, Mr. Finger had an account balance of approximately $259,000, which includes accrued earnings of approximately $52,000 for 1995.

DIRECTOR COMPENSATION. Each director who is not also an officer of Charter or NationsBank, or who has been designated by NationsBank as a nominee for election to the Board of Directors, receives compensation for his services as a director in the amount of $850 for each meeting of the board and $400 for any committee of the board which he attends. Mr. Gentry is reimbursed by Charter for his actual out-of-pocket expenses incurred in attending Charter's board meetings.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. Except for Mr. Finger who is an ex-officio member of the Compensation Committee (as well as the SAR Committee), no member of the Compensation Committee (or the SAR Committee or MICP Committee) was an officer or employee of Charter or any of its subsidiaries during 1995, or was formerly an officer of Charter or any of its subsidiaries or had any relationship requiring disclosure by Charter pursuant to applicable SEC rules. Mr. Finger's ex-officio status on the Compensation Committee (and the SAR Committee) does not entitle him to vote on matters submitted to a vote of such committees but enables him to provide advice and consultation on compensation matters affecting Charter and its officers and employees.

During 1995, no executive officer of Charter or any subsidiary served as (i) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on Charter's Compensation Committee, (ii) a director of another entity, one of whose executive officers served on Charter's Compensation Committee, or (iii) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served as a director of Charter.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 15, 1996, there were outstanding 14,201 shares of Preferred Stock, 6,061,625 shares of Common Stock (which amount excludes 178,788 shares of treasury stock acquired and held by the Company in partial satisfaction of debts previously contracted for), and 269,236 shares of Special Common Stock.

PRINCIPAL SHAREHOLDERS

The following table identifies those persons known to management to be the beneficial owners as of March 15, 1996 of more than 5% of any class of Charter's capital stock. In addition to Charter's Common Stock and Preferred Stock, as of March 15, 1996, shares of Special Common Stock have been issued by Charter in two series, designated as Class B Special Common Stock and Series C Special Common Stock, respectively.


                                                         AMOUNT AND NATURE
                                                           OF BENEFICIAL
TITLE OF CLASS    NAME AND ADDRESS OF BENEFICIAL OWNER      OWNERSHIP(1)      PERCENT OF CLASS
--------------    ------------------------------------   -----------------    ----------------
Common Stock      Jerry E. Finger                        1,634,436(2)(3)(4)         26.96%
                  Managing General Partner
                  Finger Interests Number One, Ltd.
                  2600 Citadel Plaza Drive
                  Houston, Texas  77008

                  NationsBank Corporation                2,659,249(5)               43.87%
                  100 N. Tryon Street
                  Charlotte, North Carolina  28255

Special Common    Jerry E. Finger                          268,475(4)(6)            99.72%
Stock             Managing General Partner
                  Finger Interests Number One, Ltd.
                  2600 Citadel Plaza Drive
                  Houston, Texas  77008

Preferred Stock   Trust for the benefit of the               1,782                  12.55%
                  children of Jerry E. Finger
                  c/o Charter National Bank-Houston
                  P.O. Box 4525
                  Houston, Texas  77210-4525

                  Jerry E. Finger                              770(4)(7)             5.42%
                  2600 Citadel Plaza Drive
                  Houston, Texas  77008

                  Robert L. Hilsher                            732                   5.15%
                  1105 Martin
                  Houston, Texas  77018

____________
(1) Except as indicated by footnote, these shares are held of record with sole voting and investment power.

(2) For long-term estate planning purposes and pursuant to an agreement of limited partnership executed as of March 9, 1992, all of the shares of Common Stock and Special Common Stock owned by the following persons and entities were contributed to Finger Interests Number One, Ltd. (the "Finger Family Partnership"): (i) Jerry E. Finger, except for 4,920 shares which he owns directly, (ii) his spouse, (iii) various trusts created for the benefit of Mr. Finger's children (the "Finger Children's Trusts"), except for 1,935 shares of Common Stock and 247 shares of Special Common Stock acquired by the Finger Children's Trusts subsequent to formation of the Finger Family Partnership, (iv) a partnership comprised of Mr. Finger and three other trusts created for the benefit of Mr. Finger's children ("JEF Partnership"),
    (v) one of Mr. Finger's sons, and (vi) 17,640 shares of Common Stock owned by L.R. Jalenak, Jr., an advisory director to the Company's board of directors (collectively, the "FFP Partners"). All such shares were transferred to the Finger Family Partnership on September 27, 1993, after the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") approved the application of the Finger Family Partnership to become a bank holding company under the Bank Holding Company Act of 1956, as amended. Pursuant to the terms of the Finger Family Partnership's limited partnership agreement, Mr. Finger in his capacity as managing general partner has sole voting and dispositive power over all of the shares of Common Stock and Special Common Stock which are owned by the Finger Family Partnership. Under the terms of such limited partnership agreement, Mr. Finger may resign but cannot be removed as managing general partner. Accordingly, Mr. Finger will make all voting and disposition decisions with respect to the shares of Common Stock and Special Common Stock owned by the Finger Family Partnership, including the voting of such shares at the special meeting of shareholders at which the proposed Merger will be submitted to a vote.

(3) Excludes (i) 4,920 shares of Common Stock which Mr. Finger owns directly and
    (ii) 3,642 shares of Common Stock which Mr. Finger owns indirectly as co-trustee of two trusts created for the benefit of his nephews, as to which he has shared voting power (collectively referred to herein as the "Non-Partnership Shares"). Also excludes 4,935 shares of Common Stock owned directly by the Finger Children's Trusts which were acquired subsequent to formation of the Finger Family Partnership; the percent of such class of Mr. Finger including such excluded shares would be 27.19%.

(4) As (i) the managing general partner of the Finger Family Partnership and
    (ii) the direct beneficial owner of (A) the Non-Partnership Shares and (B) 770 shares of Preferred Stock, initial series, as more fully described in footnote (7) below, Mr. Finger is the holder of record as of March 15, 1996 of shares representing 5,402,418 votes, or 54.87% of the total votes attributable to shares of Charter's capital stock; the percent of the votes of Mr. Finger including votes attributable to the shares of Common Stock, Special Common Stock and Preferred Stock of which the Finger Children's Trusts are the holders of record as of March 15, 1996, is 54.98%.

(5) NationsBank owns shares of Common Stock representing in the aggregate 27.01% of the total votes attributable to shares of Charter's capital stock. NationsBank operates full-service banks throughout the eastern, southeastern and southwestern regions of the United States and maintains various offices throughout the world.

(6) Excludes 247 shares of Special Common Stock owned directly by the Finger Children's Trusts which were acquired subsequent to formation of the Finger Family Partnership; the percent of such class of Mr. Finger including such excluded shares would be 99.77%.

(7) Includes 298 shares of Preferred Stock owned by a corporation of which Mr. Finger is the controlling shareholder and sole director, but excludes 1,782 shares of Preferred Stock owned by the Finger Children's Trusts; the percent of such class of Mr. Finger including such excluded shares would be 17.97%.

STOCK OWNERSHIP OF MANAGEMENT

The following table indicates the number of shares of Common Stock, Special Common Stock and Preferred Stock held of record as of March 15, 1996, by Charter's directors and by its directors and officers as a group.


                                                                          AMOUNT AND NATURE
                                                                      OF BENEFICIAL OWNERSHIP(1)
                                ----------------------------------------------------------------------------------------------
                                                      PERCENT        SPECIAL       PERCENT                            PERCENT
                                 COMMON STOCK        OF CLASS      COMMON STOCK   OF CLASS    PREFERRED STOCK (2)    OF CLASS
                                 ------------        --------      ------------   --------    -------------------    --------
Andrew M. Alexander              2,050               Less than         -              -                -                -
                                                         1%

Donald R. Collins, Ph.D.         1,798(3)            Less than         -              -               20             Less than
                                                         1%                                                             1%

Winston C. Davis                53,875               Less than         -              -              647                4.55%
                                                         1%

Jerry E. Finger              1,642,998(1)(3)(4)(5)      27.11%    268,475(5)(6)   99.72%             770(3)(5)(7)       5.42%

Frank L. Gentry                     (8)                 (8)            (8)        (8)                 (8)              (8)

William M. Hatten               22,155(3)            Less than         -             -               168(3)             1.18%
                                                         1%

R. Steve Letbetter                  -                    -             -             -                 -                 -

Herschel G. Maltz               26,927(9)            Less than         -             -               353(9)             2.49%
                                                         1%

W. J. Smith, Jr.                    -                    -             -             -                 -                 -

All director nominees,
advisory directors and
officers as a group
(17 persons)(10)(11)         1,764,819                  29.11%    268,722         99.81%           3,793               26.38%


________
(1) Except for 3,642 shares of Common Stock which Mr. Finger holds as co-trustee of trusts created for the benefit of his nephews, these shares are held of record with sole voting and investing power.

(2) In accordance with the terms of the Merger Agreement and the Restated Articles of Incorporation of Charter, all 14,201 shares of Preferred Stock, initial series, will be redeemed as of March 31, 1996, at a redemption price of $50.00 per share, plus accrued and unpaid dividends as of such date of $2.00 per share.

(3) Does not include the following shares owned by the spouses or children of the following directors and with respect to which such directors disclaim beneficial ownership: (i) Dr. Collins: 44 shares of Common Stock; (ii) Mr. Finger: 4,935 shares of Common Stock, 247 shares of Special Common Stock and 1,829 shares of Preferred Stock; and (iii) Judge Hatten: 1,937 shares of Common Stock and 16 shares of Preferred Stock.

(4) Represents shares of Common Stock of which Mr. Finger, individually or as co-trustee, and the Finger Family Partnership are the record holders as of March 15, 1996. See the preceding section entitled "Voting Stock and Principal Holders" for information regarding ownership of shares by the Finger Family Partnership and Mr. Finger's power to vote such shares as managing general partner of the Finger Family Partnership.

(5) Does not include the following shares: (i) 4,935 shares of Common Stock owned by the Finger Children's Trusts; the percent of class of Mr. Finger including such shares would be 27.19%: (ii) 236 shares of Special Common Stock owned by the Finger Children's Trusts; the percent of class of Mr. Finger including such shares would be 99.80%; and (iii) 1,782 shares of Preferred Stock owned by the Finger Children's Trusts; the percent of series of Mr. Finger including such shares would be 17.97%. Mr. Finger beneficially owns shares representing 5,402,418 votes, or 54.87% of the total votes attributable to shares of Charter's capital stock; the percent of the votes of Mr. Finger including 10,175 votes attributable to the shares of Common Stock, Special Common Stock and Preferred Stock of which the Finger Children's Trusts are the holders of record as of March 15, 1996, is 54.98%. See the preceding section entitled "Voting Stock and Principal Holders" for information regarding the ownership of shares of Common Stock by the Finger Family Partnership and Mr. Finger's power to vote such shares as managing general partner of the Finger Family Partnership.

(6) Represents shares of Special Common Stock of which the Finger Family Partnership is the record holder as of March 15, 1996. See the preceding section entitled "Voting Stock and Principal Holders" for information regarding the ownership of shares of Special Common Stock by the Finger Family Partnership and Mr. Finger's power to vote such shares as managing general partner of the Finger Family Partnership.

(7) Includes 298 shares of Preferred Stock owned by a corporation of which Mr. Finger is the controlling shareholder and sole director.

(8) Mr. Gentry does not own any shares with sole voting and investment power. Mr. Gentry, however, is employed by NationsBank and has been designated annually by NationsBank as its selection for nomination for election to the Board of Directors of Charter. NationsBank's ownership of Charter capital stock is described in the table and accompanying footnotes included in the preceding section entitled "Voting Stock and Principal Holders."

(9) Excludes 1,950 shares of Common Stock and 17 shares of Preferred Stock, which Mr. Maltz holds as custodian under the Uniform Gift to Minors Act, with respect to which Mr. Maltz disclaims beneficial ownership.

(10) The total shares of Common Stock, Special Common Stock and Preferred Stock beneficially owned by all officers and directors as a group represent 56.17% of the total votes attributable to shares of Charter's capital stock.

(11) Footnotes 2 through 9 above are applicable to the indicated group ownership totals.


CHANGES IN CONTROL

Pursuant to the Merger Agreement, Charter will merge with and into NB Holdings Corporation, a Delaware corporation and wholly owned subsidiary of NationsBank (the "Merger Subsidiary"), with the Merger Subsidiary as the surviving corporation. Upon consummation of the Merger, each share of Charter Common Stock and Special Common Stock will be converted into the right to receive
0.385 shares of NationsBank Common Stock. Consummation of the transactions contemplated by the Merger Agreement is subject to numerous conditions, including approval by the shareholders of Charter and by applicable regulatory authorities. In connection with the execution of the Merger Agreement, Mr. Finger and NationsBank have entered into an agreement pursuant to which Mr. Finger has agreed to vote on behalf of himself and as managing general partner of the Finger Family Partnership, all of the shares of Charter Common Stock and Special Common Stock owned by him or the Finger Family Partnership in favor of the Merger. Consummation of the Merger will result in a change of control of Charter. It is presently anticipated that, subject to satisfaction of all conditions, the Merger will occur prior to June 30, 1996, although no assurances can be made as to whether and when the Merger will occur.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Some of the officers and directors of Charter and their affiliates are customers of its subsidiary banks, Investor Services and Charter-Venture. Such directors and officers have had transactions in the ordinary course of business with certain of these institutions, including borrowings, all of which were on substantially the same terms and conditions, including interest rates and collateral, as those prevailing from time to time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectibility or features unfavorable to Charter's subsidiaries. Charter expects to continue to enter into such transactions on similar terms and conditions in the future.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(A)    List of documents filed as part of this report

(A)(1) Independent Auditors' Report

Charter Bancshares, Inc. and Subsidiaries Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 1995 and 1994
Consolidated Statements of Earnings -  Years Ended December 31, 1995, 1994 and
1993
Consolidated Statements of Changes in Shareholders' Equity - Years Ended December 31, 1995, 1994 and 1993
Consolidated Statements of Cash Flows - Years Ended December 31, 1995, 1994 and 1993
Notes to Consolidated Financial Statements

(A)(2) No financial statement schedules are required to be filed as a part of this report

PAGE NUMBER OR INCORPORATION BY REFERENCE TO
--------------------------------------------

(A)(3)(i)  Restated Articles of Incorporation        Exhibit 3(a) to report on Form 10-K for
           (with Amendment)                          fiscal year ended December 31, 1992,
                                                     file no. 0-13496

     (ii)  Restated Bylaws                           Exhibit 3(b) to report on Form 10 for
                                                     fiscal year ended December 31, 1984,
                                                     file no. 0-13496

(A)(4)     Instruments defining the rights
           of security holders:

     4(a)  Specimen stock certificate, Common        Exhibits 4(a), 4(b) and 4(c) to report on
           Stock, par value $1.00                    Form 10 for fiscal year ended December 31,
                                                     1984, file no. 0-13496

     4(b)  Specimen stock certificate, Class B
           Special Common Stock, par value $1.00

     4(c)  Specimen stock certificate, Preferred
           Stock, initial series, par value $50.00

     4(d)  Investment Agreement by and between       Exhibit 4(a) to report on Form 8-K dated
           Charter and NCNB Corporation ("NCNB")     December 17, 1986, file no. 0-13496
           dated as of December 17, 1986

     4(e)  Registration Rights Agreement between     Exhibit 4(c) to report on Form 8-K dated
           Charter and NCNB dated as of December     December 17, 1986, file no. 0-13496
           17, 1986

     4(f)  Investment Agreement by and between       Exhibit 4(a) to report on Form 10-Q for the
           Charter and NCNB dated as of November     quarter ended September 30, 1987, file no. 0-13496
           6, 1987

     4(g)  Registration Rights Agreement between     Exhibit 4(b) to report on Form 10-Q for the
           Charter and NCNB dated as of November     quarter ended September 30, 1987, file no. 0-13496
           6, 1987

     4(h)  Letter Agreement between Charter and      Exhibit 4(h) to report on Form 10-K for fiscal
           NationsBank Corporation dated May 15,     year ended December 31, 1993, File No. 0-13496
           1992.

     4(i)  $7.5 million Subordinated Debenture       Exhibit 4(i) to report on Form 10-K for fiscal
           Due April 19, 2005                        year ended December 31, 1993, File No. 0-13496

     4(j)  $2.5 million Subordinated Debenture       Exhibit 4(j) to report on Form 10K for fiscal
           Due April 8, 2006                         year ended December 31, 1995 File No. 0-13496

(A)(10)    Material Contracts

    10(a)  Profit-Sharing Plan                       Exhibit 10(a) to report on Form 10-K for fiscal
                                                     year ended December 31, 1987, file no. 0-13496

    10(b)  1991 Charter Bancshares, Inc. Stock       Exhibit 10(b) to report on Form 10-K for fiscal
           Appreciation Rights Plan                  year ended December 31, 1990, file no.0-13496

    10(c)  Management Incentive Compensation Plan    Exhibit 10(c) to report on Form 10-K for fiscal
                                                     year ended December 31, 1990, file no.0-13496

    10(d)  Agreement and Plan of Merger dated        Exhibit 10(d) (attached)
           January 26, 1996

  (A)(21)  Subsidiaries of Registrant                Page E-1

(B)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 1995. A Form 8-K was filed January 25, 1996 to announce the pending merger with Charter by NationsBank.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CHARTER BANCSHARES, INC.



Date: March 28, 1996                   By   /s/ Jerry E. Finger
     --------------------------           ----------------------------------
                                               Jerry E. Finger
                                               Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                                                            CAPACITY
                                                                               --------------------------------
Date: March 28, 1996                   By   /s/ Andrew M. Alexander
     --------------------------           ----------------------------------   Director
                                               Andrew M. Alexander

Date: March 28, 1996                   By   /s/ Donald R. Collins
     --------------------------           ----------------------------------   Director
                                               Donald R. Collins

Date: March 28, 1996                   By   /s/ Winston C. Davis
     --------------------------           ----------------------------------   Senior Vice President
                                               Winston C. Davis                 and Director

Date: March 28, 1996                   By   /s/ Jerry E. Finger
     --------------------------           ----------------------------------   President, Chairman and Director
                                               Jerry E. Finger                  (Principal Executive Officer)

Date: March 28, 1996                   By   /s/ Frank L. Gentry
     --------------------------           ----------------------------------   Director
                                               Frank L. Gentry

Date: March 28, 1996                   By   /s/ William M. Hatten
     --------------------------           ----------------------------------    Director
                                               William M. Hatten

Date: March 28, 1996                   By   /s/ R. Steve Letbetter
     --------------------------           ----------------------------------    Director
                                               R. Steve Letbetter

Date: March 28, 1996                   By   /s/ Herschel G. Maltz
     --------------------------           ----------------------------------    Director
                                               Herschel G. Maltz

Date: March 28, 1996                   By   /s/ William S. Shropshire, Jr.
     --------------------------           ----------------------------------    Senior Vice President,Chief Financial
                                               William S. Shropshire, Jr.        Officer and Treasurer (Principal
                                                                                 Financial and Accounting Officer)

Date: March 28, 1996                   By   /s/ W. J. Smith, Jr.
     --------------------------           ----------------------------------    Director
                                               W. J. Smith, Jr.