Form 10-Q
period 1996-03-31
CHARTER BANCSHARES INC
filed 1996-05-14
CIK 718607

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
(Mark One)

  X
______ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended    March 31, 1996

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ______________

                    Commission File Number:    0-13496
                                               -------

                            CHARTER BANCSHARES, INC.
          (Exact name of registrant as specified in its charter)


            TEXAS                                      74-1967164
(State or other jurisdiction of           (IRS employer identification number)
incorporation or organization)

          2600 CITADEL PLAZA DRIVE, SUITE 600, HOUSTON, TEXAS  77008
                   (Address of principal executive offices)

      Registrant's telephone number, including area code:  (713) 692-6121
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 ("Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X    No
                                    ----    ----

The number of shares outstanding of each class of the registrant's capital stock as of March 31, 1996:


CLASS OF STOCK                                    SHARES OUTSTANDING
- - --------------                                    ------------------

COMMON STOCK, PAR VALUE $1.00                         6,061,625

CLASS B SPECIAL COMMON STOCK, PAR VALUE $1.00           219,718

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
- - ------------------------------
CHARTER BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                                                                  MARCH 31,      DECEMBER 31,
ASSETS                                                                              1996             1995
                                                                                  ---------      ------------
                                                                                        (IN THOUSANDS)

Cash and due from banks  . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 35,338        $ 50,193
Federal funds sold and securities purchased under
  agreements to resell . . . . . . . . . . . . . . . . . . . . . . . . . . .        41,488          22,716
                                                                                  --------        --------
Total Cash and Cash Equivalents. . . . . . . . . . . . . . . . . . . . . . .        76,826          72,909
                                                                                  --------        --------
Securities held to maturity (fair value of $95,977,000 at
 March 31, 1996, and $99,446,000 at December 31, 1995, respectively) . . . .        96,144          98,915
Securities available for sale (amortized cost of $186,002,000 at
  March 31, 1996, and $195,529,000 at December 31, 1995) . . . . . . . . . .       186,004         197,153
Loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       501,291         513,235
   Less: Allowance for credit losses (Note 2). . . . . . . . . . . . . . . .         5,500           5,620
                                                                                  --------        --------
Loans, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       495,791         507,615
Premises and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . .        16,097          16,182
Accrued interest receivable. . . . . . . . . . . . . . . . . . . . . . . . .         5,195           5,598
Other real estate, net (Note 3). . . . . . . . . . . . . . . . . . . . . . .         2,328           1,985
Intangibles assets, net. . . . . . . . . . . . . . . . . . . . . . . . . . .         8,529           7,838
Purchased mortgage servicing rights. . . . . . . . . . . . . . . . . . . . .         2,058           2,121
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,053           4,249
                                                                                  --------        --------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $894,025        $914,565
                                                                                  --------        --------
                                                                                  --------        --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Deposits:
     Non-interest-bearing demand . . . . . . . . . . . . . . . . . . . . . .      $191,510        $201,311
     Savings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        36,610          34,665
     Interest-bearing demand . . . . . . . . . . . . . . . . . . . . . . . .        91,466          93,607
     Money market savings. . . . . . . . . . . . . . . . . . . . . . . . . .       100,066          98,406
     Time $100,000 and over. . . . . . . . . . . . . . . . . . . . . . . . .       104,649         100,063
     Time under $100,000 . . . . . . . . . . . . . . . . . . . . . . . . . .       207,507         205,662
                                                                                  --------        --------
       Total Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . .       731,808         733,714
                                                                                  --------        --------
   Federal funds purchased and securities sold under agreements to
    repurchase . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        40,716          55,722
   Federal Home Loan Bank advances (Note 8). . . . . . . . . . . . . . . . .        31,837          35,519
   Accrued interest payable. . . . . . . . . . . . . . . . . . . . . . . . .         2,807           2,436
   Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9,530          10,482
   Subordinated long-term debt . . . . . . . . . . . . . . . . . . . . . . .        12,750          12,750
   Other long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . .         1,900           1,900
                                                                                  --------        --------
       Total Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .       831,348         852,523
                                                                                  --------        --------

Shareholders' Equity (Notes 4 and 5):
   Preferred stock (400,000 shares authorized;
      issued:  14,204 shares in 1995). . . . . . . . . . . . . . . . . . . .            --             710
   Common stock (12,000,000 shares authorized;
     issued: 6,240,413 shares in 1996 and 1995). . . . . . . . . . . . . . .         6,240           6,240
   Class B special common stock (250,000 shares authorized;
     issued: 219,718 shares in 1996 and 1995). . . . . . . . . . . . . . . .           220             220
   Series C special common stock (50,000 shares authorized;
     issued: 49,527 shares in 1996 and 1995) . . . . . . . . . . . . . . . .            50              50
   Capital surplus . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        41,107          41,107
   Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15,886          13,475
     Net unrealized gain (loss) on securities available for sale . . . . . .           (89)            978
     Treasury stock at cost (common and  preferred;
     170,275 shares common in 1996 and 1995 and 3 preferred in 1995) . . . .          (737)           (738)
                                                                                  --------        --------
       Total Shareholders' Equity. . . . . . . . . . . . . . . . . . . . . .        62,677          62,042
                                                                                  --------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY . . . . . . . . . . . . . . . . .      $894,025        $914,565
                                                                                  --------        --------
                                                                                  --------        --------


             The accompanying notes are an integral part of the
                      consolidated financial statements.

                           CHARTER BANCSHARES, INC.
             CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)


                                                                        THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                        ------------------
                                                                         1996        1995
                                                                        ------       -----
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest Income:
   Loans, including fees . . . . . . . . . . . . . . . . . . . . . . $   11,553   $   10,653
   Investment securities . . . . . . . . . . . . . . . . . . . . . .      4,585        4,669
   Federal funds sold. . . . . . . . . . . . . . . . . . . . . . . .        123          626
   Securities purchased under agreements to resell . . . . . . . . .        250           --
                                                                     ----------    ---------
     Total Interest Income . . . . . . . . . . . . . . . . . . . . .     16,511       15,948
                                                                     ----------    ---------

Interest Expense:
   Deposits:
     Interest-bearing demand . . . . . . . . . . . . . . . . . . . .        383          371
     Savings . . . . . . . . . . . . . . . . . . . . . . . . . . . .        213          206
     Money market savings. . . . . . . . . . . . . . . . . . . . . .        844        1,676
     Time $100,000 and over. . . . . . . . . . . . . . . . . . . . .      1,436          907
     Time under $100,000 . . . . . . . . . . . . . . . . . . . . . .      2,771        2,311
   Securities sold under agreements to repurchase. . . . . . . . . .        399          199
   Federal funds purchased and Federal Home Loan Bank advances . . .        577          522
   Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . .        303          304
                                                                     ----------    ---------
   Total Interest Expense. . . . . . . . . . . . . . . . . . . . . .      6,926        6,496
                                                                     ----------    ---------
Net interest income. . . . . . . . . . . . . . . . . . . . . . . . .      9,585        9,452
Provision for credit losses (Note 2) . . . . . . . . . . . . . . . .        146          170
                                                                     ----------    ---------
   Net Interest Income After Provision for Credit Losses . . . . . .      9,439        9,282
                                                                     ----------    ---------

Non-Interest Income:
   Service charges on deposit accounts . . . . . . . . . . . . . . .      1,572        1,651
   Other customer service fees . . . . . . . . . . . . . . . . . . .        303          312
   Trust Fees. . . . . . . . . . . . . . . . . . . . . . . . . . . .        520          448
   Securities gains (losses) . . . . . . . . . . . . . . . . . . . .        316          (41)
   Mortgage banking income . . . . . . . . . . . . . . . . . . . . .      1,937          941
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        378          491
                                                                     ----------    ---------
     Total Non-Interest Income . . . . . . . . . . . . . . . . . . .      5,026        3,802
                                                                     ----------    ---------

Non-Interest Expense:
   Salaries and employee benefits. . . . . . . . . . . . . . . . . .      6,177        4,348
   Net premises and equipment expense. . . . . . . . . . . . . . . .      1,441        1,459
   Advertising . . . . . . . . . . . . . . . . . . . . . . . . . . .        343          284
   Data processing . . . . . . . . . . . . . . . . . . . . . . . . .        486          403
   Deposit insurance premiums. . . . . . . . . . . . . . . . . . . .         58          404
   Amortization of intangibles . . . . . . . . . . . . . . . . . . .        220          201
   Stationery and supplies . . . . . . . . . . . . . . . . . . . . .        254          260
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        841        1,939
                                                                     ----------    ---------
     Total Non-Interest Expense. . . . . . . . . . . . . . . . . . .      9,820        9,298
                                                                     ----------    ---------
Earnings before income taxes . . . . . . . . . . . . . . . . . . . .      4,645        3,786
   Income tax expense. . . . . . . . . . . . . . . . . . . . . . . .      1,686        1,346
                                                                     ----------    ---------
     NET EARNINGS. . . . . . . . . . . . . . . . . . . . . . . . . . $    2,959   $    2,440
                                                                     ----------    ---------
                                                                     ----------    ---------

Earnings per Common Share (Note 5):. . . . . . . . . . . . . . . . . $     0.46   $     0.38
Weighted Average Shares Outstanding: . . . . . . . . . . . . . . . .  6,330,861    6,330,861



             The accompanying notes are an integral part of the
                      consolidated financial statements.

CHARTER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

                                                                         THREE MONTHS ENDED       YEAR ENDED
                                                                           MARCH 31, 1996     DECEMBER 31, 1995
                                                                         ------------------   -----------------
                                                                                     (IN THOUSANDS)
Preferred stock, ($50.00 par value)
   Balance at beginning of year. . . . . . . . . . . . . . . . . . . . .   $      710          $      710
   Stock redemption (14,204 shares in 1996). . . . . . . . . . . . . . .         (710)                 --
                                                                           ----------          ----------
     Balance at end of period. . . . . . . . . . . . . . . . . . . . . .           --                 710
                                                                           ----------          ----------
Common stock ($1.00 par value)
   Balance at beginning of year. . . . . . . . . . . . . . . . . . . . .        6,240               5,944
   Stock dividend (296,922 shares in 1995) . . . . . . . . . . . . . . .           --                 296
                                                                           ----------          ----------
   Balance at end of period (6,240,413 shares
       issued and 6,061,625 shares outstanding). . . . . . . . . . . . .        6,240               6,240
                                                                           ----------          ----------
Class B special common stock ($1.00 par value)
   Balance at beginning of year. . . . . . . . . . . . . . . . . . . . .          220                 209
   Stock dividend (10,457 shares in 1995). . . . . . . . . . . . . . . .           --                  11
                                                                           ----------          ----------
     Balance at end of period (219,718 shares issued
       and outstanding). . . . . . . . . . . . . . . . . . . . . . . . .          220                 220
                                                                           ----------          ----------
Series C special common stock ($1.00 par value)
   Balance at beginning of year  . . . . . . . . . . . . . . . . . . . .           50                  47
   Stock dividend - common stock (2,358 shares in 1995). . . . . . . . .           --                   3
                                                                           ----------          ----------
     Balance at end of period (49,518 shares issued
       and outstanding). . . . . . . . . . . . . . . . . . . . . . . . .           50                  50
                                                                           ----------          ----------
Capital surplus
   Balance at beginning of year. . . . . . . . . . . . . . . . . . . . .       41,107              35,609
     Stock dividend - common stock . . . . . . . . . . . . . . . . . . .           --               5,498
                                                                           ----------          ----------
     Balance at end of period. . . . . . . . . . . . . . . . . . . . . .       41,107              41,107
                                                                           ----------          ----------
Retained earnings
   Balance at beginning of year. . . . . . . . . . . . . . . . . . . . .       13,475              10,459
   Cash dividends - preferred stock. . . . . . . . . . . . . . . . . . .          (28)                (57)
   Cash dividend - common stock. . . . . . . . . . . . . . . . . . . . .         (520)             (1,878)
   Stock dividend - common stock . . . . . . . . . . . . . . . . . . . .           --              (5,808)
   Net earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,959              10,759
                                                                           ----------          ----------
     Balance at end of period. . . . . . . . . . . . . . . . . . . . . .       15,886              13,475
                                                                           ----------          ----------
Unrealized (loss) on
  securities available for sale. . . . . . . . . . . . . . . . . . . . .          (89)                978
                                                                           ----------          ----------
Treasury stock
   Balance at beginning of period. . . . . . . . . . . . . . . . . . . .         (738)               (738)
   Preferred Stock redemption (3 shares in 1996) . . . . . . . . . . . .            1                  --
                                                                           ----------          ----------
   Balance at end of period (178,788 shares) . . . . . . . . . . . . . .         (737)               (738)
                                                                           ----------          ----------
TOTAL SHAREHOLDERS' EQUITY (Notes 4 and 5) . . . . . . . . . . . . . . .   $   62,677          $   62,042
                                                                           ----------          ----------
                                                                           ----------          ----------

The accompanying notes are an integral part of the consolidated financial statements.

CHARTER BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                    1996              1995
                                                                                ---------         ---------
                                                                                       (IN THOUSANDS)
Cash flows from operating activities:

   Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  2,959         $   2,440
                                                                                 --------         ---------
   Adjustments to reconcile net earnings to net cash
     used in operating activities:
     Depreciation and amortization . . . . . . . . . . . . . . . . . . .              648               584
     Amortization of intangibles . . . . . . . . . . . . . . . . . . . .              220               201
     Net amortization of premiums and
       (discounts) on securities . . . . . . . . . . . . . . . . . . . .              135              (293)
     Provision for credit losses . . . . . . . . . . . . . . . . . . . .              146               170
     Provision for other real estate losses. . . . . . . . . . . . . . .               --                17
     Net (gain)loss on sales of securities . . . . . . . . . . . . . . .             (316)               41
     Origination of loans available for sale . . . . . . . . . . . . . .         (114,243)          (58,989)
     Proceeds from sales of loans available for sale . . . . . . . . . .          170,262            49,181
     Net (gain) on sale of loans . . . . . . . . . . . . . . . . . . . .           (1,145)             (556)
     Net (gain)loss on sales of fixed assets, other real
       estate and collateral acquired. . . . . . . . . . . . . . . . . .                7                 9
     Net (increase) in other assets and interest receivable. . . . . . .               (7)           (1,205)
     Net (decrease) in other liabilities and interest payable. . . . . .           (1,932)           (2,954)
     Net (increase) decrease in deferred tax asset . . . . . . . . . . .              857               (56)
     Increase (decrease) in outstanding expense and interest checks. . .             (369)              193
                                                                                 --------         ---------
        Total Adjustments. . . . . . . . . . . . . . . . . . . . . . . .           54,263          (13,657)
          Net Cash Provided by (Used In) Operating Activities. . . . . .           57,222          (11,217)
                                                                                 --------         ---------
Cash flows from investing activities:
   Net decrease in interest-bearing deposits . . . . . . . . . . . . . .              297                --
   Proceeds from sales of securities . . . . . . . . . . . . . . . . . .              316             2,718
   Proceeds from maturities and prepayments of securities. . . . . . . .           13,517            19,084
   Purchase of securities. . . . . . . . . . . . . . . . . . . . . . . .               --           (17,225)
   Net (increase) decrease in loans. . . . . . . . . . . . . . . . . . .          (32,848)           (5,410)
   Capital expenditures. . . . . . . . . . . . . . . . . . . . . . . . .             (282)           (1,531)
   Proceeds from sales of other real estate. . . . . . . . . . . . . . .               73               234
   Proceeds from sales of fixed assets . . . . . . . . . . . . . . . . .               --                29
   Purchase of trust assets. . . . . . . . . . . . . . . . . . . . . . .               --            (1,811)
   Purchase of banking organization, net of acquired cash equivalents. .            5,846             7,786
                                                                                 --------         ---------
     Net Cash Provided by (Used In) Investing Activities . . . . . . . .          (13,081)            3,874
                                                                                 --------         ---------
Cash flows from financing activities:
   Net decrease in non-interest-bearing, demand,
     savings, interest-bearing demand and money market accounts. . . . .          (19,841)          (21,173)
   Net decrease in certificate of deposits . . . . . . . . . . . . . . .           (1,795)           (9,503)
   Net increase (decrease) in securities sold under agreements
     to repurchase . . . . . . . . . . . . . . . . . . . . . . . . . . .           (5,006)            3,166
   Payment of long-term debt . . . . . . . . . . . . . . . . . . . . . .               --              (252)
   Net decrease in Federal Home Loan Bank advances . . . . . . . . . . .          (13,682)               --
   Payment of preferred dividends. . . . . . . . . . . . . . . . . . . .               --               (28)
                                                                                 --------         ---------
         Net Cash Used In Financing Activities . . . . . . . . . . . . .          (40,324)          (27,790)
                                                                                 --------         ---------
Net increase (decrease) in Cash and Cash Equivalents . . . . . . . . . .            3,817           (35,133)
                                                                                 --------         ---------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD . . . . . . . . . . . .           72,908            73,170
                                                                                 --------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . . . . . . . . . . .         $ 76,725          $ 38,037
                                                                                 --------         ---------
                                                                                 --------         ---------
SUPPLEMENTAL DISCLOSURE:
   Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  8,191    $       5,797
   Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . .              565              105

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Other real estate and collateral acquired . . . . . . . . . . . . . .              458              386


The accompanying notes are an integral part of the consolidated financial statements.

CHARTER BANCSHARES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

    The accounting and reporting policies of Charter Bancshares, Inc. ("Charter" or "the Company") conform to generally accepted accounting principles and to general practices within the banking industry. The accompanying consolidated financial statements include the accounts of Charter and its subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation. Certain amounts have been reclassified in the accompanying consolidated financial statements from those previously reported for the quarter ended March 31, 1995 to conform to current year financial statement classifications.

    The accompanying consolidated financial statements were not audited by independent certified public accountants, but in the opinion of management reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of same.

NOTE 2 - ALLOWANCE FOR CREDIT LOSSES

    The following table is an analysis of the activity in the allowance for credit losses for the three months ended March 31, 1996 and 1995:

                                                                                 1996               1995
                                                                               -------            -------
                                                                                     (IN THOUSANDS)
Balance at beginning of period . . . . . . . . . . . . . . . . . . . .         $ 5,620            $ 4,446
Allowance of acquired bank . . . . . . . . . . . . . . . . . . . . . .             279                799
Provision charged to operating expenses. . . . . . . . . . . . . . . .             146                170
Loans charged off. . . . . . . . . . . . . . . . . . . . . . . . . . .            (614)               (46)
Less recoveries on loans previously charged off. . . . . . . . . . . .              69                 57
                                                                               -------            -------
      Net loan (charge-offs), recoveries . . . . . . . . . . . . . . .            (545)                11
                                                                               -------            -------
Balance at end of period . . . . . . . . . . . . . . . . . . . . . . .         $ 5,500            $ 5,426
                                                                               -------            -------
                                                                               -------            -------

NOTE 3 - ALLOWANCE FOR OTHER REAL ESTATE LOSSES

    Other real estate ("ORE") is reflected on the consolidated balance sheets net of an allowance for anticipated losses on other real estate. The following table is an analysis of activity in the allowance for anticipated losses on other real estate for the three months ended March 31, 1996 and 1995:

                                                                                  1996              1995
                                                                                -------           -------
                                                                                     (IN THOUSANDS)
Balance at beginning of period . . . . . . . . . . . . . . . . . . .            $ 2,226           $ 2,361
Allowance of acquired bank . . . . . . . . . . . . . . . . . . . . .                 --               120
Provision charged to operating expenses. . . . . . . . . . . . . . .                 --                17
Reductions . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (3)             (219)
                                                                                -------           -------
Balance at end of period . . . . . . . . . . . . . . . . . . . . . .            $ 2,223           $ 2,279
                                                                                -------           -------
                                                                                -------           -------

NOTE 4 - DIVIDENDS

     Charter's board of directors declared cash dividends totaling $548,000 and $459,000 that were paid April 15, 1996 and April 17, 1995 respectively to shareholders of common and preferred stock. Of the amounts paid, $28,000 was paid to holders of the initial series preferred stock and the remainder was paid on the common stock.

NOTE 5 - EARNINGS PER COMMON SHARE

     Earnings per common share are computed as follows:

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                  -------------------
                                                                                    1996        1995
                                                                                  -------     --------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $ 2,959     $  2,440
Less preferred dividend requirements . . . . . . . . . . . . . . . . .                 28           28
Earnings applicable to common shareholders . . . . . . . . . . . . . .            $ 2,931     $  2,412
                                                                                  -------     --------
                                                                                  -------     --------
Earnings per common share. . . . . . . . . . . . . . . . . . . . . . .            $  0.46     $   0.38
                                                                                  -------     --------
                                                                                  -------     --------
Weighted average common shares outstanding . . . . . . . . . . . . . .          6,330,861    6,330,861

NOTE 6 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     Fair values were estimated by management as of March 31, 1996 and December 31, 1995, which required the exercise of considerable judgment. Accordingly, the estimates presented herein are not necessarily indicative of the amounts Charter could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material affect on the estimated values presented.

     The estimated fair values of Charter's financial instruments were as follows:

                                                                   MARCH 31,                DECEMBER 31,
                                                                     1996                       1995
                                                            ------------------------------------------------
                                                             CARRYING        FAIR      CARRYING       FAIR
                                                              AMOUNT         VALUE      AMOUNT       VALUE
                                                            ---------    ----------   ---------    ---------
Financial Assets:

   Cash and short-term investments . . . . . . . . . .      $  76,826    $   76,826   $  72,909    $  72,909
   Securities. . . . . . . . . . . . . . . . . . . . .        282,149       281,981     296,068      296,599
   Loans . . . . . . . . . . . . . . . . . . . . . . .        501,291       503,592     513,235      515,922
   Less:  allowance for credit losses. . . . . . . . .          5,500         5,500       5,620        5,620
                                                            ---------    ----------   ---------    ---------
     Loans, net. . . . . . . . . . . . . . . . . . . .        495,791       498,092     507,615      510,302
                                                            ---------    ----------   ---------    ---------

Financial Liabilities:

   Deposits. . . . . . . . . . . . . . . . . . . . . .        731,809       734,526     733,714      738,262
   Securities sold under agreements to repurchase. . .         50,716        50,716      69,222       69,222
     Long-term debt and debentures . . . . . . . . . .         36,487        37,720      36,669       37,885
Unrecognized financial instruments:

   Commitments to extend credit. . . . . . . . . . . .         87,529        87,529     133,412      133,412
   Standby letters of credit . . . . . . . . . . . . .          5,236         5,236       5,606        5,606

Instruments with off-balance sheet
   risk - unrealized (loss):

     Interest rate caps and floors . . . . . . . . . .                           24                       93

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

     At March 31, 1996, outstanding advances totaled $31,837,000 with an average rate of 6.84%. Of this amount, $9,700,000 has a final maturity date of June 7, 2001 and bears interest at a current rate of 5.63% adjustable semi-annually to 6-month LIBOR. An additional $10,000,000 advance with a rate of 5.50% will mature on April 1, 1996. The remaining $12,137,000 represents amortizing fixed rate advances with final maturities from 2003 through 2013 and an average rate of 8.91%.

     NOTE 9 - PENDING MERGER BETWEEN NATIONSBANK CORPORATION AND CHARTER

     Charter signed a definitive agreement on January 25, 1996, to merge with NationsBank Corporation ("NationsBank"). Under the terms of agreement as approved by Charter's board of directors, each share of Charter's regular common, Class B special common and Series C special common stock will be exchanged for 0.385 shares of NationsBank common stock. Based on the $79.00 closing price of NationsBank common stock on April 15, 1996, the transaction is valued at $30.42 per share.

     Prior to the transaction, NationsBank held 2,659,250 shares of Charter's common stock, or 42% of the outstanding common and special common stock of Charter, as a result of two investments totaling $13 million made by NationsBank in 1986 and 1988.

     It is expected that the transaction will be treated as a tax free exchange for Charter's shareholders. The merger has been approved by all requisite regulatory authorities and is expected to be approved by the shareholders of Charter at the special meeting to be held May 17, 1996. Following receipt of shareholders approval, Charter and NationsBank expect to complete the merger on May 24, 1996.

     As part of the transaction, and effective March 31, 1996, the board of directors approved the redemption of all outstanding shares of Charter's Preferred Stock, initial series outstanding at its par value of $50.00 per share plus accrued dividends.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(A) ANALYSIS OF RESULTS OF OPERATIONS

CONDENSED STATEMENTS OF OPERATIONS

     The following is a comparison of Charter's condensed statements of operations for the three-month periods ended March 31, 1996 and 1995:

                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                        ----------------------     INCREASE
                                                                          1996           1995     (DECREASE)
                                                                        ---------     --------      ------
                                                                              (IN THOUSANDS)
Interest income. . . . . . . . . . . . . . . . . . . . . . .            $  16,511     $ 15,948      $  563
Interest expense . . . . . . . . . . . . . . . . . . . . . .                6,926        6,496         430
                                                                        ---------     --------      ------
  Net interest income. . . . . . . . . . . . . . . . . . . .                9,585        9,452         133
Provision for credit losses. . . . . . . . . . . . . . . . .                  146          170         (24)
Non-interest income. . . . . . . . . . . . . . . . . . . . .                5,026        3,802       1,224
Non-interest expense . . . . . . . . . . . . . . . . . . . .                9,820        9,298         522
                                                                        ---------     --------      ------
Earnings before income taxes . . . . . . . . . . . . . . . .                4,645        3,786         859
  Income tax expense . . . . . . . . . . . . . . . . . . . .                1,686        1,346         340
                                                                        ---------     --------      ------
  NET EARNINGS . . . . . . . . . . . . . . . . . . . . . . .            $   2,959     $  2,440      $  519
                                                                        ---------     --------      ------
                                                                        ---------     --------      ------

     Earnings before income taxes increased $859,000 for the first three months of 1996 as compared to the first three months of 1995 due to an increase in earnings from ongoing operations and from acquisitions closed in 1995 and 1996. Net earnings increased for the first three months of 1996 to $2,959,000 as compared to $2,440,000 for the first three months of 1995. In the following sections, the major factors affecting the components of income and expense are examined. Information concerning assets and liabilities are subsequently provided so that an evaluation can be made of capitalization and liquidity as they may affect Charter's future outlook.

NET INTEREST INCOME

     The data used in the analysis of the changes in net interest income is derived from the daily average levels of earning assets and interest-bearing liabilities as well as from the rates earned and paid on such amounts. The schedule below gives a comparative analysis of Charter's daily average interest-earning accounts (including non-accruing loans) and interest-bearing accounts for the three-month periods ended March 31, 1996 and 1995. The rates earned and paid on each major type of asset and liability account are then shown beside the average balance in the account for the period. The average yields on all interest-earning assets (including non-accruing loans) and the average cost of all interest-bearing liabilities also are summarized.

COMPARATIVE NET INTEREST MARGIN

                                                              THREE MONTHS ENDED MARCH 31,
                                        -------------------------------------------------------------------
                                                      1996                                    1995
                                        --------------------------------      -----------------------------
                                          AVERAGE                  YIELD         AVERAGE              YIELD
                                         BALANCE     INTEREST     OR RATE        BALANCE  INTEREST   OR RATE
                                        ---------   ----------    -------        -------  ---------  -------
                                                                    (IN THOUSANDS)
Assets:
   Loans . . . . . . . . . . . . . .    $ 486,280   $   11,553      9.56%     $ 421,695   $  10,653    10.25%
   Securities:
     Taxable . . . . . . . . . . . .      289,198        4,562      6.31        304,272       4,658     6.13
     Non-taxable . . . . . . . . . .        2,106           23      4.37            948          11     4.64
                                        ---------   ----------      -----     ---------   ---------    ------
     Total Securities. . . . . . . .      291,304        4,585      6.30        305,220       4,669     6.13
                                        ---------   ----------      -----     ---------   ---------    ------
   Federal funds sold and securities
     purchased under agreements to
     resell. . . . . . . . . . . . .       28,701          373      5.23         50,373         626     5.04
                                        ---------   ----------      -----     ---------   ---------    ------
   Total Earning Assets/Yield. . . .      806,285       16,511      8.24        777,288      15,948     8.29
                                        ---------   ----------      -----     ---------   ---------    ------
   Cash and due from banks . . . . .       36,030                                39,162
   Other assets. . . . . . . . . . .       33,632                                36,821
   Allowance for credit losses . . .       (5,703)                               (5,105)
                                        ---------                             ---------
     Total Assets. . . . . . . . . .    $ 870,244                             $ 848,166
                                        ---------                             ---------
                                        ---------                             ---------

Liabilities and Shareholders' Equity:
   Interest-bearing demand deposits.   $   93,108          383      1.65      $  94,528         371     1.59
   Savings deposits. . . . . . . . .       35,047          213      2.45         34,531         206     2.42
   Money market savings. . . . . . .       99,362          844      3.42        106,688         907     3.45
   Other time deposits . . . . . . .      309,416        4,207      5.47        309,889       3,987     5.22
   Federal funds purchased and
     securities sold under
     agreements to repurchase. . . .       43,901          566      5.18         33,966         331     3.90
   Federal Home Loan bank advances .       21,966          410      7.51         23,653         390     6.69
   Long-term debt. . . . . . . . . .       14,650          303      8.32         14,850         304     8.30
                                        ---------   ----------      -----     ---------   ---------    ------
   Total Interest-Bearing
     liabilities/Rate. . . . . . . .      617,450        6,926      4.51        618,105       6,496     4.26
                                        ---------   ----------      -----     ---------   ---------    ------
   Demand deposits . . . . . . . . .      180,319                               169,204
   Other liabilities . . . . . . . .        9,185                                11,893
                                        ---------                             ---------
     Total Liabilities . . . . . . .      806,954                               799,202
   Shareholders' Equity. . . . . . .       63,290                                48,964
                                        ---------                             ----------
     Total Liabilities and
       Shareholders' Equity. . . . .    $ 870,244                             $ 848,166
                                        ---------                             ---------
                                        ---------                             ---------
Net Interest Income. . . . . . . . .                $    9,585                            $   9,452
                                                    ----------                            ---------
                                                    ----------                            ---------
Interest Rate Spread . . . . . . . .                                3.73%                               4.03%
                                                                    -----                               -----
                                                                    -----                               -----
Net Interest Margin. . . . . . . . .                                4.78%                               4.93%
                                                                    -----                               -----
                                                                    -----                               -----


     The increase in net interest income in the first three months of 1996 is due to a larger volume of earning assets off-set by a lower net interest rate spread. The interest rate spread of 3.73% and the net interest margin of 4.78% reflect a decrease from their levels in the same period for the prior year, primarily due to a decrease in yields on loans. A further understanding of the factors responsible for the year-to-year increase in net interest income can be obtained by examining the changes in: (1) the volume of earning assets and (2) the net interest income produced after the related cost of funding these earning assets.

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

ANALYSIS OF NET INTEREST INCOME

                                                              THREE MONTHS ENDED MARCH 31,
                                    ----------------------------------------------------------------------
                                                   1996                                 1995
                                    ---------------------------------       ------------------------------
                                     AVERAGE                     NET        AVERAGE                   NET
                                     EARNING    INTEREST      INTEREST      EARNING    INTEREST     INTEREST
                                     ASSETS      SPREAD        INCOME       ASSETS      SPREAD       INCOME
                                    ---------   -------       --------      --------    -------     --------
                                                                  (IN THOUSANDS)

SOURCE OF FUNDING

Interest-bearing liabilities . .    $ 617,460     3.73        $  5,718      $  618,105    4.03%      $ 6,187
Non-interest-bearing
  liabilities and
  equity capital . . . . . . . .      188,825     8.24           3,867         159,183    8.29         3,265
                                    ---------                 --------      ----------               -------
     Total . . . . . . . . . . .    $ 806,285                 $  9,585      $  777,288               $ 9,452
                                    ---------                 --------      ----------               -------
                                    ---------                 --------      ----------               -------


     The $133,000 increase in total net interest income between the first quarter of 1996 and the first quarter of 1995 can be attributed to a higher level of earning assets ($806,285,000 in 1996 versus $777,288,000 in 1995).
The increase in loan volumes reflects the acquisitions of Cypress National Bank on March 15, 1996, LaPorte State Bank on November 17, 1995, and loans generated from internal growth.

     Increases in non-interest-bearing sources of funds reflect the increases in non-interest-bearing deposits, which averaged approximately 25% of total average deposits for the quarter ended March 31, 1996. The high level of this type of deposit favorably impacts net interest income. The impact is more favorable in periods of relatively higher interest rates.

PROVISION FOR CREDIT LOSSES

     The allowance for credit losses at March 31, 1996 of $5,500,000 represented 1.10% of outstanding loans. A year earlier, this ratio was 1.22% and at December 31, 1995, it was 1.10%. The provision for credit losses charged against earnings was $146,000 for the three months ended March 31, 1996, as compared to $170,000 for the corresponding period in 1995.

     The following table is an analysis of the activity in the allowance for credit losses for the three-month periods ended March 31, 1996 and 1995:

                                                        THREE MONTHS ENDED
                                                              MARCH 31,
                                                        ------------------
                                                         1996        1995
                                                         ----        ----
                                                          (in thousands)

Average loans outstanding . . . . . . . . . .          $486,280    $421,695
Loans outstanding at end of period  . . . . .           501,291     445,330
                                                       --------    --------

Transactions in the allowance for credit
 losses:
   Balance at beginning of period . . . . . .          $  5,620    $  4,446
   Allowance of acquired bank . . . . . . . .               279         799
   Provision charged to operating expenses. .               146         170
   Loans charged off:
     Real estate  . . . . . . . . . . . . . .               444          --
     Commercial . . . . . . . . . . . . . . .                 1           6
     Individuals. . . . . . . . . . . . . . .               169          40
                                                       --------    --------
     Total loans charged off  . . . . . . . .               614          46
                                                       --------    --------
   Recoveries on loans previously
    charged off:
     Real estate. . . . . . . . . . . . . . .                 8           2
     Commercial . . . . . . . . . . . . . . .                30          13
     Individuals. . . . . . . . . . . . . . .                31          42
                                                       --------    --------
     Total recoveries . . . . . . . . . . . .                69          57
                                                       --------    --------
       Net loan (charge offs) recoveries. . .              (545)         11
                                                       --------    --------
   Balance at end of period . . . . . . . . .          $  5,500    $  5,426
                                                       --------    --------
                                                       --------    --------
Ratios:
   Allowance as a percent of loans
    outstanding at end of period. . . . . . .              1.10%       1.22%
Allowance as a percent of average loans . . .              1.13        1.29
   Net loans (charged off) recovered as a
    percent of average loans outstanding
    (annualized). . . . . . . . . . . . . . .              0.45        0.01

NON-INTEREST INCOME

    Non-interest income increased 32.2% during the first three months of 1996
as compared to the same period in 1995.   Excluding the effect of securities
transactions and mortgage banking income for the three months ended March 31 of each year, non-interest income decreased 4.4%. Service charges on deposits, decreased by 4.8% to $1,572,000 for the three months ended March 31, 1996, as compared to $1,651,000 for the same period in 1995.

    Mortgage banking income of $1,937,000 for the three months ended March 31, 1996 is attributable to an increase in mortgage origination volume of $114 million for the first three months of 1996 compared to $59 million for the same period in 1995. Components of mortgage banking income include loan origination fees, fees from the sale of loans and sales of related servicing rights on originated loans.

    Investment securities activity resulted in a gain of $316,000 for the
first three months of 1996 as compared to a loss of $41,000   for the same
period in 1995. Trust fees represent revenues earned by services provided to customers of Charter's Asset Management and Trust Services Department.
During the first three months of 1996 trust fees increased $72,000 to $520,000, or by 16.1% compared to the first three months of 1995, due to an increase in the assets under administration which grew to approximately $290 million at the end of March 31, 1996, compared to $266 million at the end of March 1995.

    Other non-interest income decreased $113,000 or 23.0 % in the first three months of 1996 compared to the first three months of 1995. Fees from components within the "other" category which decreased in 1996 include $67,000 in fees generated from letters of credit and $23,000 decrease in collection fees.

    The following table sets forth by category the non-interest income and the percentage change from the prior period:

                                              THREE MONTHS ENDED MARCH 31,
                                            ---------------------------------
                                                  1996              1995
                                            ----------------   --------------
                                             AMOUNT   CHANGE   AMOUNT  CHANGE
                                            -------   ------   ------  ------
                                                      (IN THOUSANDS)

Service charges on deposits . . . . . . . . $ 1,572   (4.8)%   $1,651    24.8%
Other customer service fees . . . . . . . .     303   (2.9)       312    28.9
Trust fees. . . . . . . . . . . . . . . . .     520   16.1        448   108.4
Investment securities gains (losses). . . .     316     NM        (41)     NM
Mortgage banking income . . . . . . . . . .   1,937  105.8        941      NM
Other . . . . . . . . . . . . . . . . . . .     378  (23.0)       491    43.1
                                            -------  ------    ------   -----
  Total . . . . . . . . . . . . . . . . . . $ 5,026   32.2%    $3,802   116.7%
                                            -------  ------    ------   -----
                                            -------  ------    ------   -----

"NM" denotes a comparison that is not meaningful.

NON-INTEREST EXPENSE

     Non-interest expense increased 5.6% during the first three months of 1996 as compared to the same period in 1995. Excluding the impact of expenses from Charter Mortgage non-interest expense decreased 4.1% during the first three months of 1996 as compared to the same period in 1995.

     The largest single line item for non-interest expense continues to be salaries and benefits which increased by $1,829,000, or 42.1% for the first three months of 1996. Approximately $459,000 of the increase in salaries and benefits was generated by Charter Mortgage. Of the remaining increase, approximately $1.2 million is related to increased expense for stock appreciation rights. This increase reflects the accelerated vesting and increase in settlement values due to the pending merger with NationsBank and resulting change of control. Excluding the impact of these two items, total salaries and benefits increased by $180,000, or 4.1% for 1996 as compared to 1995. This remaining increase in salary expense is due primarily to merit increases.

     Deposit insurance premiums decreased $346,000 or 85.6% as a result of the reduction in the premiums charged by the FDIC per $100 of deposits from $.23 in 1995 to $.01 or less in 1996. The "other" category of expenses decreased approximately $1 million, or 56.6%, primarily as a result of reduced legal fees and settlements, in addition to adjustments to accruals made in 1995 related to anticipated expenditures for acquisitions in 1995 and the first quarter of 1996 that were not incurred.

     The following table sets forth by category the operating expenses and the percentage change from the prior period:

                                           THREE MONTHS ENDED MARCH 31
                                     ----------------------------------------
                                            1996                  1995
                                     -----------------     ------------------
                                     AMOUNT     CHANGE     AMOUNT    CHANGE
                                     ------     ------     ------    ------
                                                  (in thousands)
Salaries and benefits. . . . .       $6,177      42.1%     $4,348     42.2%
Occupancy expense. . . . . . .        1,441      (1.2)      1,459     53.6
Advertising. . . . . . . . . .          343      20.8         284     43.4
Electronic data processing . .          486      20.6         403     25.1
Deposit insurance premium. . .           58     (85.6)        404     26.6
Amortization of intangibles. .          220       9.4         201    905.0
Stationery and supplies. . . .          254      (2.3)        260    124.1
Other. . . . . . . . . . . . .          841     (56.6)      1,939    114.0
                                     ------     -----     -------    -----
    Total. . . . . . . . . . .       $9,820       5.6%    $ 9,298     57.9%
                                     ------     -----     -------    -----
                                     ------     -----     -------    -----

(b)  ANALYSIS OF FINANCIAL CONDITION

     Total assets at March 31, 1996, were $894,025,000  as compared to
Charter's total assets of $914,565,000 at December 31, 1995.   Loans
decreased by approximately $12 million from year-end 1995. Normal recurring fluctuations decreased cash and due from banks by $15 million since year-end.
 The most significant changes in sources of funds was in Federal Funds purchased which decreased by approximately $19 million from year-end 1995.

CAPITAL RESOURCES

     Under the guidelines published by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"), Charter's aggregate risk-weighted assets and off-balance sheet exposures at March 31, 1996 and December 31, 1995, were approximately $487,919,000 and $497,732,000, respectively, calculated as follows:

RISK-WEIGHTED ASSETS

                                             MARCH 31,                  DECEMBER 31,
                                               1996                        1995
                                     -------------------------   -------------------------
                                     AGGREGATE   RISK-WEIGHTED   AGGREGATE   RISK-WEIGHTED
                                      AMOUNT        AMOUNT        AMOUNT        AMOUNT
                                     ---------   -------------   ---------   -------------
                                                         (IN THOUSANDS)
Investment securities. . . . . . .   $ 282,148     $ 39,530      $296,068      $ 42,117
Loans. . . . . . . . . . . . . . .     501,291      398,849       513,235       405,651
Other interest earning assets. . .      41,589        8,318        22,717         4,543
Cash and due from banks. . . . . .      35,237        3,679        50,192         6,856
All other assets . . . . . . . . .      39,260       39,260        37,973        37,973
                                     ---------    ---------      --------      --------
     Total Adjusted Assets (1) . .   $ 899,525      489,636      $920,185       497,140
                                     ---------                   --------
                                     ---------                   --------
Total credit-equivalent amount
 of off-balance sheet items. . . .                   (1,717)                        592
                                                  ---------                    --------
     Total Risk-Weighted Assets. .                $ 487,919                    $497,732
                                                  ---------                    --------
                                                  ---------                    --------

(1) Total adjusted assets are total assets plus the allowance for credit losses.

    The following table indicates Charter's risk-based capital as calculated in accordance with the Federal Reserve Board's guidelines:

RISK-WEIGHTED CAPITAL                      MARCH 31,     DECEMBER 31,
                                             1996            1995
                                           ---------     ------------
                                                 (in thousands)
Core Capital (Tier 1):
   Common equity. . . . . . . . . . . . .   $54,498        $52,764
   Preferred equity . . . . . . . . . . .        --            710
                                           --------        -------
   Total Core Capital . . . . . . . . . .    54,498         53,474
                                           --------        -------
Supplementary Capital (Tier 2):
   Allowance for credit losses  . . . . .     5,500          5,620
   Subordinated debt  . . . . . . . . . .    10,550         10,550
   Total Supplementary Capital. . . . . .    16,050         16,170
                                           --------        -------
   Total Capital. . . . . . . . . . . . .  $ 70,548        $69,644
                                           --------        -------
                                           --------        -------
Core capital (Tier 1) as a percentage
 of risk-weighted assets. . . . . . . . .     11.17%         10.75%
Total capital (Tier 1 and Tier 2) as a
 percentage of risk-weighted assets . . .     14.46%         13.99%
Core capital as a percentage of
 quarterly average assets (leverage
 ratio). . . . . . . . . . . . . . . . . .     6.33%          6.24%


   At March 31, 1996, total risk based capital was 14.46% of risk weighted assets and tangible core capital was 6.33% of quarterly average assets. Management believes the current capital ratios, which exceed regulatory minimums, are adequate.

RATE SENSITIVE ASSETS AND LIABILITIES

     Interest rate sensitivity is a measure of the volatility of the net interest margin as a consequence of changes in market rates. The following table summarizes the rate sensitivity of earning assets and interest-bearing liabilities of Charter at March 31, 1996. Charter monitors the rate sensitivity gap (rate-sensitive, earning assets less rate-sensitive, interest-bearing liabilities) at least monthly in the normal process of asset and liability management. Passbook savings accounts and regular interest-bearing demand accounts with balances at March 31, 1996, of approximately $36.6 million and $91.5 million, respectively, are included in the 91-180 days category. Although repricing on such accounts is possible at any time, the historical stability of the rates paid on such accounts supports this classification.

     At March 31, 1996, the table shows a positive (asset-sensitive) rate sensitivity gap of $184 million in the 1-30 day repricing category. The gap beyond thirty days becomes more liability-sensitive as interest-bearing liabilities that reprice within 90 days and 180 days become greater in volume than rate-sensitive assets that are subject to repricing in the same respective time periods.

                                                                                   RATE SENSITIVE WITHIN
                                                           -----------------------------------------------------------------
                                                             1-30       31-90       91-180   181 DAYS -    OVER
                                                             DAYS        DAYS        DAYS      1 YEAR     1 YEAR      TOTAL
                                                           --------   ---------   ---------  ----------  --------   --------
Earning Assets:

  Loans                                                    $269,239   $  16,663   $  34,229   $ 64,900   $116,259   $501,290

  Securities                                                 21,330       9,169      35,469     19,451    196,730    282,149

  Other earning assets                                       41,488         101          --         --         --     41,589
                                                           --------   ---------   ---------   --------   --------   --------

  Total Earning Assets                                      332,057      25,933      69,698     84,351    312,989    825,028
                                                           --------   ---------   ---------   --------   --------   --------

Interest-Bearing Liabilities:

  Interest-bearing deposits                                  64,478     146,697     186,719     55,663     86,741    540,298

  Borrowed funds                                             53,466       9,700          --        200     23,837     87,203
                                                           --------   ---------   ---------   --------   --------   --------

 Total Interest-Bearing Liabilities                         117,944     156,397     186,719     55,863    110,578    627,501
                                                           --------   ---------   ---------   --------   --------   --------

Asset - Liability Gap                                       214,113    (130,464)   (117,021)    28,488    202,411    197,527

Derivatives affecting interest sensitivity:

  LIBOR Floors Purchased                                     30,000          --          --         --    (30,000)        --
                                                           --------   ---------   ---------   --------   --------   --------

Interest-rate sensitivity gap                              $184,113   $(130,464)  $(117,021)  $ 28,488   $232,411   $197,527
                                                           --------   ---------   ---------   --------   --------   --------
                                                           --------   ---------   ---------   --------   --------   --------
Cumulative interest rate sensitivity gap                   $184,113   $  53,649   $ (63,372)  $(34,884)  $197,527

Cumulative Amounts as a Percentage of
Cumulative Earning Assets                                      55.4%       15.0%      (14.8)%     (6.8)%     23.9%

Cumulative Ratio                                               2.24X       1.18X        .87X      .94X       1.31X


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

At March 31, 1996, $30 million notional amount LIBOR rate floors had been purchased and was outstanding with a final maturity date of May 4, 1999. This strategy is expected to stabilize net interest income in the event of a decline in LIBOR below 4%.

LIQUIDITY

     Like any commercial bank, the liability structure of the Subsidiary Banks requires that Charter maintain an appropriate level of liquid resources to meet normal day-to-day fluctuations in deposit volume and to make new loans and investments as opportunities arise. Liquidity can be provided by either assets or liabilities. Traditional sources of liquidity include cash and due from demand balances, money market investments, investment security maturities and prepayments, loan maturities and repayments, and core deposit growth. Other sources of asset liquidity readily available to Charter include interest-bearing deposits with other financial institutions and trading account assets. At March 31, 1996, Charter had $35,237,000 in cash, $35,623,000 in federal funds sold and a $282,149,000 total securities portfolio in which the market value was approximately $167,000 less than the carrying value. The average loan-to-deposit ratio for the three-month period ended March 31, 1996 was 67.8%.

     A financial service company's activities consist primarily of financing and investing activities. These activities result in large cash flows. Charter's Consolidated Statements of Cash Flows on page 4 indicate the sources of these cash flows. In addition to the assets which could be readily converted to cash during the first three months of 1996, Charter received $13,833,000 in proceeds from maturities and prepayments of securities.

     Charter has substantial liability liquidity through its customer base. In addition to normal core deposit growth, liability liquidity is available through various sources of purchased funds. Charter emphasizes direct issuance of liabilities in order to develop stable, long-lasting funding relationships. At March 31, 1996, Charter had $16,881,000 in securities sold un der agreements to repurchase, all of which were transactions effected through existing deposit customers, rather than through the national markets. Back up sources of liquidity may include securities sold under agreements to repurchase in the national markets, thereby allowing Charter to utilize its significant holdings of investment securities. Additional liquidity can be generated through borrowings from the Federal Reserve Bank of Dallas, of which each of the Subsidiary Banks is a member. Liquidity and matched funding may also be obtained from the Federal Home Loan Bank of Dallas, of which Charter-Houston, University Bank-Galveston, and Charter Bank, SSB are members. At March 31, 1996, Charter had $31,837,000 in advances from the Federal Home Loan Bank of Dallas.

LOANS

     Total loans have decreased $11,944,000, or 2.3%, from December 31, 1995 to March 31, 1996. The following is a schedule of loans outstanding classified by type:

                                                MARCH 31,     DECEMBER 31,
                                                  1996            1995
                                                --------      -----------
                                                      (IN THOUSANDS)
Commercial, financial and industrial            $ 83,181        $ 73,591
Commercial real estate                            56,370          57,566
Real estate-construction (1)                     110,967         110,602
Real estate-multi-family                          14,622          17,599
Real estate-1-4 family                           170,182         180,262
Loans to individuals                              65,969          73,615
                                                --------        --------
Total Loans                                     $501,291        $513,235
                                                --------        --------
                                                --------        --------

(1) Included in the total real estate- construction loans are $104 million and $106 million, respectively, of loans secured by one-to-four family residential properties as of March 31, 1996 and December 31, 1995.

NON-PERFORMING ASSETS AND PAST DUE LOANS

     The following table sets forth the components of non-performing assets and past due loans as of March 31, 1996 and December 31, 1995:

                                                   MARCH 31,     DECEMBER 31,
                                                     1996            1995
                                                   --------      -----------
                                                        (IN THOUSANDS)
Non-accrual loans
  Real estate                                       $1,892          $1,746
  Commercial and industrial                            702             520
  Individual                                            93              71
                                                    ------          ------
    Total non-accrual loans                          2,687           2,337
                                                    ------          ------
Other real estate, net and collateral acquired       2,366           2,018
                                                    ------          ------
    Total non-performing assets                     $5,053          $4,355
                                                    ------          ------
                                                    ------          ------
Loans past due 90 days or more
 and still accruing interest:
  Real estate                                       $  936          $1,275
  Commercial and industrial                            279             172
  Individual                                           328             233
    Other loans                                         60               7
                                                    ------          ------
    Total loans past due 90 days or more
     and still accruing interest                    $1,603          $1,687
                                                    ------          ------
                                                    ------          ------
Ratios:
  Allowance for credit losses as a
   percentage of loans                                 1.1%            1.1%
  Allowance for credit losses as a
   percentage of non-accrual loans                   204.7           240.4
  Allowance for credit losses as a
   percentage of non-performing loans (1)            128.2           139.6
  Non-performing loans as a percentage
   of total loans (1)                                  0.9             0.8
  Total non-performing assets as a
   percentage of total assets                          0.6             0.5


(1) Non-performing loans includes non-accrual loans, restructured loans and loans past due 90 days or more and still accruing interest.

     Total non-performing assets increased $698,000 since year-end to $5 million at March 31, 1996. Total non-performing assets as a percentage of total assets was 0.6% at March 31, 1996 and 0.5% at December 31, 1995.

PART II

OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(b) Reports on Form 8-K

     A Form 8-K was filed January 25, 1996 to announce the pending acquisition of Charter by NationsBank.

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

                                          Charter Bancshares, Inc.
                                          ------------------------
                                                (Registrant)




                                      By: /s/ WILLIAM S. SHROPSHIRE, JR.
                                         ---------------------------------
                                         William S. Shropshire, Jr.
                                         Senior Vice President
                                         Chief Financial Officer
                                         and Treasurer
                                         (Principal financial and
                                         accounting officer)

Date: May 14, 1996